Form 10-Q
period 2000-07-02
NEW FOCUS INC
filed 2000-08-01
CIK 1090215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 2, 2000
                         Commission File Number 0-29811



                                 NEW FOCUS, INC.
             (Exact Name of Registrant as Specified in its Charter)



                      Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 33-0404910
              2630 Walsh Avenue, Santa Clara, California 95051-0905
                            Telephone: (408) 980-8088


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [X].


The Company has not been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for the entirety of the past 90 days.

On July 2, 2000, 59,621,717 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

                                      INDEX

                                 NEW FOCUS, INC.


                                                                                                 Page No.
                                                                                                 --------
     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated balance sheets--July 2, 2000
                    and December 31, 1999 ..............................................................3

                    Consolidated statements of operations--Three- and six-
                    months ended July 2, 2000 and June 30, 1999 ........................................4

                    Consolidated statements of cash flows--Six months
                    ended July 2, 2000 and June 30, 1999 ...............................................5

                    Notes to consolidated financial statements--
                    July 2, 2000 ....................................................................6-10

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ..................................11-33

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings .................................................................34

     Item 2.        Changes in Securities and Use of Proceeds.......................................34-35

     Item 3.        Defaults Upon Senior Securities....................................................35

     Item 4.        Submission of Matters to a Vote of Security Holders................................35

     Item 5.        Other Information..................................................................35

     Item 6.        Exhibits and Reports on Form 8-K...................................................35

     SIGNATURES........................................................................................36

                                 NEW FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   Jul 2           Dec 31
                                                                    2000             1999
                                                             -----------       ----------
ASSETS                                                       (unaudited)       (see note)
Current Assets
     Cash and cash equivalents                                $  94,998         $  28,067
     Accounts receivable, less allowances of
        $454 in 2000 and $160 in 1999                             5,755             3,102
     Unbilled receivables                                           131               121
     Inventories:
        Raw materials                                             6,059             3,247
        Work in progress                                          5,847             1,283
        Finished goods                                            1,388             1,687
                                                              ---------         ---------
           Total Inventories                                     13,294             6,217
     Prepaid expenses and other current assets                    1,575               243
                                                              ---------         ---------
           Total current assets                                 115,753            37,750
Property, Plant and Equipment:
     Building                                                     3,750                --
     Manufacturing and development equipment                     12,871             6,404
     Computer software and equipment                              2,938             1,787
     Office equipment                                               659               259
     Leasehold improvements                                       3,049             1,120
     Construction in progress                                       294                91
                                                              ---------         ---------
                                                                 23,561             9,661
     Less allowances for depreciation and amortization           (4,180)           (2,766)
                                                              ---------         ---------
           Net Property, Plant and Equipment                     19,381             6,895
Other assets, net of accumulated amortization
     of $110 in 2000 and $56 in 1999                              5,105               207
                                                              ---------         ---------
           Total assets                                       $ 140,239         $  44,852
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $   8,278         $   5,658
     Accrued expenses                                             3,678             2,540
     Deferred research and development funding                      343               250
     Current portion of long-term debt                              288               276
                                                              ---------         ---------
           Total current liabilities                             12,587             8,724

Long-term debt, less current portion                                239               368
Deferred rent                                                     1,022               747

Commitments and contingencies

Stockholders' equity:
     Preferred stock                                                 --                42
     Common stock                                                    60                 2
     Additional paid-in capital                                 212,951            51,168
     Notes receivable from stockholders                          (7,378)               --
     Deferred compensation                                      (37,144)             (689)
     Accumulated deficit                                        (42,098)          (15,510)
                                                              ---------         ---------
           Total stockholders' equity                           126,391            35,013
                                                              ---------         ---------
           Total liabilities and stockholders' equity         $ 140,239         $  44,852
                                                              =========         =========

Note) The December 31, 1999 consolidated balance sheet has been derived from the audited financial statements.

                 See notes to consolidated financial statements.

                                NEW FOCUS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                     -----------------------       -----------------------
                                                        Jul 2         Jun 30          Jul 2         Jun 30
                                                         2000           1999           2000           1999
                                                     --------       --------       --------       --------
Net revenues                                         $ 14,451       $  4,581       $ 24,233       $  9,322
Cost of net revenues (1)                               13,056          2,821         23,842          5,421
                                                     --------       --------       --------       --------
        GROSS PROFIT                                    1,395          1,760            391          3,901

Operating Expenses:
     Research and development (2)                       5,073          1,908          9,217          4,622
     Less funding received from research
        and development contracts                        (181)          (316)          (716)          (901)
                                                     --------       --------       --------       --------
     Net research and development                       4,892          1,592          8,501          3,721
     Sales and marketing (3)                            1,465            926          2,565          1,800
     General and administrative (4)                     2,368            605          3,792          1,241
     Deferred compensation                              7,508              9         13,056              9
                                                     --------       --------       --------       --------
        Total operating expenses                       16,233          3,132         27,914          6,771

                                                     --------       --------       --------       --------
        OPERATING INCOME (LOSS)                       (14,838)        (1,372)       (27,523)        (2,870)

Interest income                                           783             --          1,019              3
Interest expense                                         (138)          (103)          (143)          (202)
Other income, net                                          66              8             59              8

                                                     --------       --------       --------       --------
Loss before provision for income taxes                (14,127)        (1,467)       (26,588)        (3,061)

Provision for income taxes                                 --             --             --              2
                                                     --------       --------       --------       --------
        NET LOSS                                     $(14,127)      $ (1,467)      $(26,588)      $ (3,063)
                                                     ========       ========       ========       ========

Historical basic and diluted net loss per share      $  (0.45)      $  (0.61)      $  (1.36)      $  (1.27)
                                                     ========       ========       ========       ========

Shares used to compute historical
     basic and diluted net loss per share              31,691          2,419         19,546          2,413
                                                     ========       ========       ========       ========

Pro forma basic and diluted net loss per share       $  (0.27)      $  (0.06)      $  (0.52)      $  (0.13)
                                                     ========       ========       ========       ========

Shares used to compute pro forma
     basic and diluted net loss per share              52,430         25,184         51,000         24,191
                                                     ========       ========       ========       ========

---------------

(1) Excluding $1,181 and $2,464 in amortization of deferred stock compensation for the three- and six-month periods ended July 2, 2000, respectively.

(2) Excluding $2,283 and $3,296 in amortization of deferred stock compensation for the three- and six-month periods ended July 2, 2000, respectively.

(3) Excluding $550 and $755 in amortization of deferred stock compensation for the three- and six-month periods ended July 2, 2000, respectively.

(4) Excluding $3,494 and $6,541 in amortization of deferred stock compensation for the three- and six-month periods ended July 2, 2000, respectively.



                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                      Six Months Ended
                                                                 ---------------------------
                                                                     Jul 2            Jun 30
                                                                      2000              1999
                                                                 ---------         ---------
OPERATING ACTIVITIES
Net loss                                                         $ (26,588)        $  (3,063)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation of property, plant and equipment                   1,414               340
     Amortization of intangibles                                        54                12
     Amortization of deferred compensation                          13,056                 9
     Deferred rent                                                     275               (11)
     Changes in operating assets and liabilities:
       Accounts receivable and unbilled receivables                 (2,663)             (210)
       Inventories                                                  (7,077)             (145)
       Prepaid expenses and other current assets                    (1,332)              234
       Accounts payable                                              2,620               937
       Accrued expenses                                              1,138              (101)
       Deferred research and development funding                        93                --
                                                                 ---------         ---------
         Net cash used in operating activities                     (19,010)           (1,998)

INVESTING ACTIVITIES
Acquistion of property, plant and equipment                        (13,900)           (1,190)
Increase in other assets                                            (4,465)             (221)
                                                                 ---------         ---------
         Net cash used in investing activities                     (18,365)           (1,411)

FINANCING ACTIVITIES
Proceeds from initial public offering of common
   stock, net of issuance costs                                    103,612                --
Proceeds from issuance of preferred stock                               --            12,568
Proceeds from bank loan                                                 --             1,055
Payments on bank loan                                                   --            (2,700)
Proceeds from equipment loan                                            --               800
Payments on equipment loan                                            (117)              (41)
Payments under capital lease obligations                                --                (3)
Proceeds from exercise of stock options and warrants                   811                53
                                                                 ---------         ---------
         Net cash provided by financing activities                 104,306            11,732

                                                                 ---------         ---------
         Increase in cash and cash equivalents                      66,931             8,323

         Cash and cash equivalents at beginning of period           28,067               164

                                                                 ---------         ---------
         Cash and cash equivalents at end of period              $  94,998         $   8,487
                                                                 =========         =========


                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 2, 2000


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 filed on July 28, 2000.

       During 1999, the Company changed its year-end to December 31, 1999 from March 31, 1999. Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended June 30, 1999 and July 2, 2000 contained 91 days. The six-month periods ended June 30, 1999 and July 2, 2000 contained 181 and 184 days, respectively.


NOTE 2 - COMPREHENSIVE LOSS

       Comprehensive loss for the three- and six-month periods ended July 2, 2000 and June 30, 1999 in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

NOTE 3 - LOSS PER SHARE

       The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.

                                                          Three Months Ended                 Six Months Ended
                                                       -------------------------         -------------------------
                                                          Jul 2           Jun 30            Jul 2           Jun 30
(in thousands, except per share amounts)                   2000             1999             2000             1999
                                                       --------         --------         --------         --------
Net loss (numerator)                                   $(14,127)        $ (1,467)        $(26,588)        $ (3,063)
                                                       ========         ========         ========         ========

Shares used in computing historical basic and
    diluted net loss per share (denominator):
Weighted average common shares outstanding               35,874            2,419           22,500            2,413
Less shares subject to repurchase                        (4,183)              --           (2,954)              --
                                                       --------         --------         --------         --------
Denominator for basic and diluted net loss
    per share                                            31,691            2,419           19,546            2,413
Conversion of preferred stock (pro forma)                20,739           22,765           31,454           21,778
                                                       --------         --------         --------         --------
Denominator for pro forma basic and diluted
    net loss per share                                   52,430           25,184           51,000           24,191
                                                       ========         ========         ========         ========

Historical basic and diluted net loss per share        $  (0.45)        $  (0.61)        $  (1.36)        $  (1.27)
                                                       ========         ========         ========         ========

Pro forma basic and diluted net loss per share         $  (0.27)        $  (0.06)        $  (0.52)        $  (0.13)
                                                       ========         ========         ========         ========

         The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock and outstanding stock options from the calculation of historical diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of historical diluted net loss per share was 41,139,000 for both the three- and six-month periods ended June 30, 1999, and 5,420,000 for both the three- and six-month periods ended July 2, 2000, respectively.


NOTE 4 - INITIAL PUBLIC OFFERING


         On May 18, 2000, the Company completed its initial public offering in which it sold 5,650,000 shares of Common Stock, including 650,000 shares in connection with the exercise of the underwriters' over-allotment option, at $20.00 per share.

         Upon the closing of the offering, all of the Company's outstanding preferred stock automatically converted into an aggregate of 42,060,284 shares of Common Stock. After the offering, the Company's authorized capital consisted of 250,000,000 shares of Common Stock, of which 59,621,717 shares were outstanding as of July 2, 2000, and 10,000,000 shares of preferred stock, none of which was issued or outstanding as of July 2, 2000.


Note 5 - SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         The company operates two reportable segments: Telecom and Commercial Photonics Group (CPG). The telecom segment performs research and development, manufacturing, marketing and sales of fiber amplified products, wavelength management products, high-speed opto-electronics and tunable laser modules, which are primarily sold to manufacturers of networking and test equipment in the optical telecommunications markets. The CPG segment performs research and development, manufacturing, marketing and sales of photonic tools, which are primarily used for commercial and research applications.

         The Company does not segregate assets or interest expense by segment.

                                             Three Months Ended June 30, 2000
                                        -----------------------------------------
                                        Telecom            CPG            Total
                                        --------         --------        --------
Revenues from external customers        $  8,465         $  5,986        $ 14,451
Depreciation expense                    $    659         $    207        $    866
Operating segment profit (loss)         $ (8,770)        $  1,440        $ (7,330)


                                             Three Months Ended June 30, 1999
                                        -----------------------------------------
                                        Telecom            CPG            Total
                                        --------         --------        --------
Revenues from external customers        $    450         $  4,131        $  4,581
Depreciation expense                    $     51         $    116        $    167
Operating segment profit (loss)         $ (1,822)        $    459        $ (1,363)


                                              Six Months Ended June 30, 2000
                                        -----------------------------------------
                                        Telecom            CPG            Total
                                        --------         --------        --------
Revenues from external customers        $ 13,350         $ 10,883        $ 24,233
Depreciation expense                    $    978         $    436        $  1,414
Operating segment profit (loss)         $(16,564)        $  2,097        $(14,467)


                                              Six Months Ended June 30, 1999
                                        -----------------------------------------
                                        Telecom            CPG            Total
                                        --------         --------        --------
Revenues from external customers        $    495         $  8,827        $  9,322
Depreciation expense                    $     89         $    251        $    340
Operating segment profit (loss)         $ (3,910)        $  1,049        $ (2,861)


         Operating segment profit and loss excludes amortization of deferred stock compensation.

                                                Three Months Ended                 Six Months Ended
                                             -------------------------         -------------------------
                                                Jul 2           Jun 30            Jul 2           Jun 30
(in thousands)                                   2000             1999             2000             1999
                                             --------         --------         --------         --------
LOSS
Total loss for reportable segments           $ (7,330)        $ (1,363)        $(14,467)        $ (2,861)
Other income (expense), net                       711              (95)             935             (191)
Amortization of deferred compensation          (7,508)              (9)         (13,056)              (9)
                                             --------         --------         --------         --------
     Loss before income taxes                $(14,127)        $ (1,467)        $(26,588)        $ (3,061)
                                             ========         ========         ========         ========


GEOGRAPHIC INFORMATION REVENUES
United States                                $ 10,000         $  3,363         $ 16,886         $  6,463
Asia                                              506              554            1,074            1,422
Europe                                          3,945              664            6,273            1,437
                                             --------         --------         --------         --------
     Consolidated total                      $ 14,451         $  4,581         $ 24,233         $  9,322
                                             ========         ========         ========         ========


NOTE 6 - CONTINGENCIES

On December 8, 1999, U.S.A. Kaifa Technology, Inc., or Kaifa, recently acquired by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against the Company for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against the Company and adding as defendants ten individuals currently employed by the Company. In addition to maintaining its original claim of patent infringement against the Company, Kaifa asserted claims of intentional and negligent interference with contract against the Company, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief, and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that the Company's infringement is willful and seeks enhanced damages and attorneys fees. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against the Company and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, the Company answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by the Company, is invalid and/or is enforceable. Currently, the parties are engaged in fact discovery.

         The Company intends to defend the action vigorously. A claim construction hearing regarding the asserted patent claims is scheduled for January 2001, and trial is scheduled for October 2001. If the Company is unsuccessful in defending this action, any remedies awarded to Kaifa may harm its business. Furthermore, defending this action will be costly and divert management's attention regardless of whether the Company successfully defends the action.

         A former employee filed a lawsuit against the Company in Santa Clara Superior Court on March 10, 2000 alleging three causes of action of wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing, and fraud. The former employee's claims stem from the termination of his employment with the Company in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of the Company's common stock. The Company plans to vigorously defend against these claims.


NOTE 7 - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 8 - SUBSEQUENT EVENT

         On July 28, 2000 the Company filed a Registration Statement on Form S-1 for a secondary public offering of 3,500,000 newly-issued shares of common stock. The Company will use the net proceeds for general corporate purposes, including working capital, capital expenditures, and potential acquisitions.

                                 NEW FOCUS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the risks facing us and the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The risks and uncertainties include our ability to successfully execute on aggressive manufacturing ramps, particularly in our new facilities in the Peoples Republic of China, which in turn depends on our ability to timely fit up manufacturing facilities, rapidly hire and train large numbers of people, and successfully complete customer qualifications of new production sites; and our ability to achieve improved manufacturing efficiencies, particularly in the manufacture of our fiber optic products, which in turn depends on our ability to obtain higher manufacturing yields, improved labor productivity and better material utilization. As our fiber optic products account for a larger proportionate share of our total net revenues due to the high customer demand for such products, our overall gross margin performance will become increasingly dependent on the rate of improvement in the manufacturing efficiencies for these products. Other risk factors that may affect our financial performance are listed in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 28, 2000.

Net Revenues:

         Net revenues increased from $4.6 million for the three-month period ended June 30, 1999 to $14.5 million for the three-month period ended July 2, 2000, of which $8.5 million, or 58.6% of total net revenues, were from sales of our telecom products. Sales of our telecom products, which began in March 1999, accounted for $450,000, or 9.8% of total net revenues, for the three-month period ended June 30, 1999. Net revenues increased from $9.3 million for the six-month period ended June 30, 1999 to $24.2 million for the six-month period ended July 2, 2000, of which $13.4 million, or 55.1% of total net revenues, were from sales of our telecom products. Sales of our telecom products accounted for $495,000, or 5.3% of total net revenues, for the six-month period ended June 30, 1999. The increases in net revenues between the three- and six-month periods ended July 2, 2000 and the three- and six-month periods ended June 30, 1999 were primarily as a result of increased sales of our telecom products.

Gross Margin:

         Gross margin, including amortization of deferred stock compensation, decreased from 38.4% in the three-month period ended June 30, 1999 to 1.5% in the three-month period ended July 2, 2000. Excluding $1.2 million of amortization of deferred stock compensation for the three-month period ended July 2, 2000, gross margin decreased from 38.4% in the three-month period ended June 30, 1999 to 9.7% in the three-month period ended July 2, 2000. This decrease in the gross margin was primarily a result of increased manufacturing overhead costs of approximately $3.0 million associated with the expansion of our telecom manufacturing operations domestically and internationally and costs of approximately $2.2 million associated with the transition to volume manufacturing of new telecom products. Increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $1.5 million and higher equipment and facility costs of approximately $648,000. Start-up manufacturing costs for our China operations, which began limited production in June 2000, accounted for approximately $857,000 of the increase in manufacturing overhead in the three-month period ended June 2000.

         Gross margin, including amortization of deferred stock compensation, decreased from a positive 41.8% in the six-month period ended June 30, 1999 to a negative 8.6% in the six-month period ended July 2, 2000. Excluding $2.5 million of amortization of deferred stock compensation for the six-month period ended July 2, 2000, gross margin decreased from a positive 41.8% in the six-month period ended June 30, 1999 to a positive 1.6% in the six-month period ended July 2, 2000. This decrease in the gross margin was primarily a result of increased manufacturing overhead costs of approximately $5.3 million associated with the expansion of our telecom manufacturing operations domestically and internationally and costs of approximately $3.8 million associated with the transition to volume manufacturing of new telecom products. Increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $2.0 million and higher equipment and facility costs of approximately $1.1 million. Start-up manufacturing costs for our China operations accounted for approximately $2.0 million of the increase in manufacturing overhead in the six-month period ended June 2000.

         We have experienced and continue to experience lower-than-targeted yields for our telecom products, which have resulted in delays of customer shipments, lost revenue and lower-than-anticipated gross margins for these products. We are currently implementing programs to improve yields for our telecom products, which we expect to improve gross margins for these products in the long term. If these programs are not successful, however, we would expect that our overall gross margins would not increase as anticipated. Further, we plan to accelerate our manufacturing overhead spending to support the growth in our worldwide operations. This additional spending will dampen the favorable impact of expected improvements in manufacturing efficiencies on our telecom products, thus affecting the rate of improvement in our gross margin percentage for the near term.

Research and Development Expenses:

         Research and development expenses, including amortization of deferred stock compensation, increased from 34.8% of net revenues, or $1.6 million, in the three-month period ended June 30, 1999, to 49.7%, or $7.2 million in the three-month period ended July 2, 2000. Excluding the $2.3 million of amortization of deferred stock compensation for the three-month period ended July 2, 2000, research and development expenses decreased from 34.8% of net revenues, or $1.6 million in the three-month period ended June 30, 1999 to 33.9% of net revenues, or $4.9 million, in the three-month period ended July 2, 2000. Research and development expenses, including amortization of deferred stock compensation, increased from 39.9% of net revenues, or $3.7 million, in the six-month period ended June 30, 1999, to 48.7%, or $11.8 million in the six-month period ended July 2, 2000. Excluding the $3.3 million of amortization of deferred stock compensation for the six-month period ended July 2, 2000, research and development expenses decreased from 39.9% of net revenues, or $3.7 million in the six-month period ended June 30, 1999 to 35.1% of net revenues, or $8.5 million, in the six-month period ended July 2, 2000. Research and development expenses decreased as a percentage of net revenues for both the three- and six-month periods ended July 2, 2000 compared to the respective three- and six-month periods ended June 30, 1999, but increased in absolute dollars as a result of increased research and development efforts for our telecom products.

Sales and Marketing Expenses:

         Sales and marketing expenses, including amortization of deferred stock compensation, decreased from 20.2% of net revenues, or $926,000, in the three-month period ended June 30, 1999 to 13.9% of net revenues, or $2.0 million, in the three-month period ended July 2, 2000. Excluding $550,000 of amortization of deferred compensation for the three-month period ended July 2, 2000, sales and marketing expenses decreased as a percentage of net revenues from 20.2%, or $926,000, in the three-month period ended June 30, 1999 to 10.1% of net revenues, or $1.5 million, in the three-month period ended July 2, 2000.

         Sales and marketing expenses, including amortization of deferred stock compensation, increased from 19.3% of net revenues, or $1.8 million, in the six-month period ended June 30, 1999 to 13.7% of net revenues, or $3.3 million, in the six-month period ended July 2, 2000. Excluding $755,000 of amortization of deferred compensation for the six-month period ended July 2, 2000, sales and marketing expenses decreased as a percentage of net revenues from 19.3%, or $1.8 million, in the six-month period ended June 30, 1999 to 10.6% of net revenues, or $2.6 million, in the six-month period ended July 2, 2000.

General and Administrative Expenses:

         General and administrative expenses, including amortization of deferred stock compensation, increased from 13.2% of net revenues, or $605,000, in the three-month period ended June 30, 1999 to 40.6% of net revenues, or $5.9 million, in the three-month period ended July 2, 2000. Excluding $3.5 million of amortization of deferred stock compensation for the three-month period ended July 2, 2000, general and administrative expenses increased from 13.2% of net revenues, or $605,000, in the three-month period ended June 30, 1999 to 16.4% of net revenues, or $2.4 million, in the three-month period ended July 2, 2000. General and administrative expenses, including amortization of deferred stock compensation, increased from 13.3% of net revenues, or $1.2 million, in the six-month period ended June 30, 1999 to 42.6% of net revenues, or $10.3 million, in the six-month period ended July 2, 2000. Excluding $6.5 million of amortization of deferred stock compensation for the six-month period ended July 2, 2000, general and administrative expenses increased from 13.3% of net revenues, or $1.2 million, in the six-month period ended June 30, 1999 to 15.6% of net revenues, or $3.8 million, in the six-month period ended July 2, 2000. Excluding the non-cash charges for deferred stock compensation for both the three- and six-month periods ended July 2, 2000, the increases in general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations.

Interest and Other Income, net:

         Interest and other income totaled a net interest expense of $95,000 for the three-month period ended June 30, 1999 compared to a net interest and other income of $711,000 for the three-month period ended July 2, 2000. Interest expense totaled $103,000 and $138,000 for the three-month period ended June 30, 1999 and July 2, 2000, respectively. Interest income totaled $783,000 for the three-month period ended July 2, 2000; no interest income was earned for the three-month period ended June 30, 1999.

         Interest and other income totaled a net interest expense of $191,000 for the six-month period ended June 30, 1999 compared to net interest and other income of $935,000 for the six-month period ended July 2, 2000. Interest expense totaled $202,000 and $143,000 in the six-month period ended June 30, 1999 and the six-month period ended July 2, 2000, respectively. Interest income totaled $3,000 and $1.0 million in the six-month period ended June 30, 1999 and six-month period ended July 2, 2000. The increase in interest income for the six-month period ended July 2, 2000 compared to the six-month period ended June 30, 1999 was primarily due to interest on the $103.6 million in proceeds from our May 2000 initial public offering.

Income Taxes:

         Due to our loss position, there was no provision for income taxes for the three-month period ended June 30, 1999, the three-month period ended July 2, 2000 or the six-month period ended July 2, 2000. The provision for income taxes of approximately

$2,000 for the six-month period ended June 30, 1999 consists of current state minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES:

        From our inception in 1990 to our initial public offering we have financed our operations primarily through private sales of convertible preferred stock, bank debt and loans from Dr. Milton Chang, one of our founders and a member of our board of directors. On May 17, 2000 we sold 5,650,000 shares of common stock (including exercise of the underwriters' over-allotment option) at a price of $20.00 per share in our initial public offering. Proceeds to us, net of issuance costs, were approximately $103.6 million. Our cash and cash equivalents totaled $95.0 million as of July 2, 2000. Net working capital increased by $74.1 million for the six-month period ended July 2, 2000.

         Cash used in operating activities was $2.0 million for the six-month period ended June 30, 1999 and $19.0 million for the six-month period ended July 2, 2000. Cash used in operating activities for six-month period ended July 2, 2000 was primarily due to our net loss of $26.6 million, increases in inventories of $7.1 million and increases in accounts receivable of $2.7 million partially offset by non-cash charges of $14.8 million and increases in accounts payable of $2.6 million.

         Cash used in investing activities was $1.4 million for the six-month period ended June 30, 1999 and $18.4 million for the six-month period ended July 2, 2000. In each period cash was primarily used to acquire property, plant and equipment. In the six-month period ended July 2, 2000, advances to a supplier and increases in other assets used $4.5 million of the total cash used in investing activities.

         Cash generated by financing activities was $11.7 million in the six-month period ended June 30, 1999 and $104.3 million in the six-month period ended July 2, 2000. Cash generated by financing activities in the six-month period ended June 30, 1999 was primarily due to proceeds of $12.6 million from the sale of convertible preferred stock and net repayments of $889,000 on our bank lending facilities, an equipment loan and capital lease obligations. Cash generated by financing activities in the six-month period ended July 2, 2000 was primarily due to proceeds of $103.6 million from the sale of 5,650,000 shares of our common stock in our initial public offering.

         We expect to incur approximately $45 million of capital expenditures over the next six months to purchase equipment and expand our operations and manufacturing capacity in the United States and China. In July 2000, we acquired a second manufacturing facility in Shenzhen, China. Pursuant to the agreement, we purchased approximately 43% of the second facility in Shenzhen for approximately $3.7 million and leased the remainder of the facility for a term of five years from the Shenzhen Libaoyi Industry Development Co., Ltd. with an option to purchase the leased portion of the facility during the first three years of the lease term.

         In May 2000, we entered into a lease for an additional 130,000 square feet of space in San Jose, California from Lincoln-RECP Hellyer Opco, LLC. Under the terms of the lease we are obligated for future minimum lease payments of approximately $25.0 million over the seven-year lease term. In addition, we have agreed to provide an irrevocable letter of credit for $4.0 million as collateral for the performance of our obligations under the lease. In connection with the lease, we issued a two-year warrant to Lincoln-RECP Hellyer Opco, LLC to purchase 30,000 shares of our common stock with an exercise price of $20 per share. The warrant is non-forfeitable and immediately exercisable.

         In May 2000, we entered into a three-year supply agreement with Fuzhou Koncent Communication, Inc. ("Koncent") (formerly Fuzhou Conet Communication, Inc.) to supply us with yttrium vanadate crystals and have advanced $3.5 million to Koncent against future orders of these crystals. We may have to make further advance payments to Koncent or to other suppliers in order to secure sources of supply for key components. Such advances, if any, will reduce our working capital.

         We have recently accelerated the expansion of our manufacturing capacity and our capital expenditures in connection with this expansion, which has increased our need for working capital. On July 28, 2000 we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to offer for sale 3,500,000 newly-issued shares of our common stock. We believe that the anticipated net proceeds from this offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If we are unable to complete this public sale of our common stock, additional financing will be necessary. In that event we may seek to sell common or preferred shares in a private transaction, issue debt securities such as convertible debt, or obtain credit facilities. If additional funds are raised through the issuance of equity or debt securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of such securities or of any credit facility could impose restrictions on our operations. The issuance of additional equity or debt securities could also result in additional dilution to our stockholders, and credit facilities may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we will be required to reduce the scope of our accelerated expansion plans and/or our planned product development and marketing efforts. In addition, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would seriously harm our business.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Sensitivity:

         We currently maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of July 2, 2000, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity:

         We operate primarily in the United States, and all sales to date have been made in U.S. dollars. Accordingly, we currently have no material exposure to foreign currency rate fluctuations.

         While we expect our international revenues and expenses to be denominated predominately in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. We expect that certain expenses incurred by our China operations will be denominated in the Chinese Renminbi. As our China operations account for a larger portion of our worldwide manufacturing, we will experience the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks.

RISK FACTORS:

         You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

         We incurred net losses of $26.6 million for the six-month period ended July 2, 2000, $7.7 million for the nine-month period ended December 31, 1999, $5.0 million for our fiscal year ended March 31, 1999, and $286,000 for our fiscal year ended March 31, 1998. As of July 2, 2000, we had an accumulated deficit of $42.1 million. We may not be able to sustain the recent growth in our revenues, and we may not realize sufficient revenues to achieve or maintain profitability. We also expect to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

WE HAVE ONLY RECENTLY BEGUN SELLING FIBER OPTIC PRODUCTS TO THE
TELECOMMUNICATIONS INDUSTRY, AND WE MAY NOT ACCURATELY PREDICT OUR REVENUES FROM THESE PRODUCTS, WHICH COULD CAUSE

QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY OR DECLINES IN OUR STOCK PRICE.

         We have only recently begun selling our fiber optic products to the telecommunications industry, and we have only generated revenues from the sale of these products since March 1999. Because we have only recently begun to sell these products, we may be unable to accurately forecast our revenues from sales of these products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SALES TO THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

         In the three-month period ended July 2, 2000, Agilent Technologies, Corvis Corporation, Alcatel USA and Corning Incorporated accounted for 14.2%, 11.6%, 11.0% and 10.7% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. The loss of any of these customers or a significant reduction in sales to these customers could adversely affect our revenues.

SALES TO ANY SINGLE CUSTOMER MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE.

         Customers in our industry tend to order large quantities of products on an irregular basis. This means that customers who account for a significant portion of our net revenue in one quarter may not place any orders in the succeeding quarter. These ordering patterns may result in significant quarterly fluctuations in our revenues and operating results.

         If current customers do not continue to place significant orders, we may not be able to replace these orders with orders from new customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. For example, any downturn in our customers' business could significantly decrease sales of our products to these customers. The loss of any of our key customers or a significant reduction in sales to these customers could significantly reduce our net revenues.

RISKS RELATED TO THE OPTICAL NETWORKING INDUSTRY

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AND OPTICAL NETWORKS ARE NOT DEPLOYED TO SATISFY THE INCREASED BANDWIDTH REQUIREMENTS AS WE ANTICIPATE, SALES OF OUR PRODUCTS MAY DECLINE, AND OUR NET REVENUES MAY BE ADVERSELY AFFECTED.

         Our future success depends on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the continued growth and upgrading of optical networks. If this growth does not continue, sales of our products may decline, which would adversely affect our revenues.

THE OPTICAL NETWORKING MARKET IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH WOULD ADVERSELY IMPACT OUR REVENUES.

         The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on:

         - maintaining and enhancing our relationships with our customers;

         - the education of potential end-user customers and network service providers about the benefits of optical networks; and

         - our ability to accurately predict and develop our products to meet industry standards.

         If we fail to address changing market conditions, the sales of our products may decline, which would adversely impact our revenues.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

         We have experienced decreases in the average selling prices of some of our products. We anticipate that as products in the optical networking market become more commoditized, the average selling price of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

RISKS RELATED TO OUR BUSINESS

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED.

         Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially in the past year. At June 30, 1999, we had a total of 167 employees and at July 2, 2000, we had a total of 888 employees. In addition, we plan to hire a significant number of employees over the next few quarters. We currently operate facilities in Santa Clara, California, San Jose, California, Madison, Wisconsin, Middleton, Wisconsin and Shenzhen, China and are in the process of establishing additional manufacturing facilities in San Jose, California and Shenzhen, China. In May 2000, we entered into a lease for 130,000 square feet in San Jose, California to facilitate our anticipated growth over the next twelve months. If we outgrow our current facilities in Northern California, we will need to locate and obtain additional space. The commercial real estate market in Northern California is extremely competitive and we may not be able to obtain additional needed space on reasonable terms, or at all. Our failure to obtain additional space could adversely impact our ability to expand our business and operations and increase our revenues. The increase in employees and the growth in our operations, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. The failure to effectively manage our growth could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER.

         Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

         Competition in the optical networking market in which we compete is intense. We face competition from public companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. For example, JDS Uniphase Corporation recently acquired E-Tek Dynamics and announced the acquisition of SDL, Inc. Any of these acquisitions could give our competitors a strategic advantage. For example, if significant customers are acquired by our competitors, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical networking components market. For example, Lucent Technologies recently announced that it will spin-off its microelectronics business, which includes the optoelectronics components and integrated circuits division. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. Many of our potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

WE HAVE LIMITED PRODUCT OFFERINGS, AND IF DEMAND FOR THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT OUR NET REVENUES WILL DECLINE.

         We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the six-month period ended July 2, 2000, we derived approximately 25% and 23%, respectively, of our net revenues from our circulators and tunable laser modules (for test and measurement). We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Continued and widespread market acceptance of these products is critical to our future success. We cannot assure you that our current products will achieve market acceptance at the rate at which we expect, or at all, which could reduce our net revenues.

WE MUST EXPAND SUBSTANTIALLY OUR SALES ORGANIZATION IN ORDER TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS OR OUR REVENUES MAY NOT INCREASE.

         The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales organization is limited. We will need to grow our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our revenues.

OUR PRODUCTS ARE DEPLOYED IN LARGE AND COMPLEX SYSTEMS AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL AFTER OUR PRODUCTS HAVE BEEN INSTALLED, WHICH COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

         Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

         -        loss of customers;

         -        damage to our brand reputation;

         -        failure to attract new customers or achieve market acceptance;

         -        diversion of development and engineering resources; and

         -        legal actions by our customers.

         The occurrence of any one or more of the foregoing factors could cause our net revenues to decline.

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUES AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE.

         The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical networking market, we cannot predict the length of these sales and development cycles. As a result, these long sales cycles may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could cause volatility in our stock price.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

         Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. None of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

         In order to implement our business plan, we must hire a significant number of additional employees in 2000, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to manufacture and sell our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         We have in the past made strategic acquisitions of intellectual property and anticipate that in the future, as part of our business strategy, we will continue to make strategic acquisitions of complementary companies, products or technologies. In the event of any future acquisitions, we could:

         - issue stock that would dilute our current stockholders' percentage ownership;

         -        incur debt;

         -        assume liabilities; or

         - incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

These acquisitions also involve numerous risks, including:

         - problems combining the acquired operations, technologies or products;

         -        unanticipated costs or liabilities;

         -        diversion of management's attention from our core business;

         - adverse effects on existing business relationships with suppliers and customers;

         - risks associated with entering markets in which we have no or limited prior experience; and

         - potential loss of key employees, particularly those of the acquired organizations.

         We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         For the six-month period ended July 2, 2000, 30.3% of our net revenues were from international sales. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to the following risks:

         - greater difficulty in accounts receivable collection and longer collection periods;

         - difficulties and costs of staffing and managing foreign operations;

         -        the impact of recessions in economies outside the United
                  States;

         -        unexpected changes in regulatory requirements;

         - sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;

         -        certification requirements;

         - reduced protection for intellectual property rights in some countries;

         -        potentially adverse tax consequences; and

         -        political and economic instability.

         While we expect our international revenues and expenses to be denominated predominantly in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES AND LITIGATION, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY, DIVERT THE TIME AND ATTENTION OF OUR MANAGEMENT AND PREVENT US FROM SELLING OUR PRODUCTS.

         We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

         - stop selling, incorporating or using our products that use the disputed intellectual property;

         - obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

         - redesign our products that use the disputed intellectual property.

WE ARE CURRENTLY DEFENDING A CLAIM THAT WE HAVE INFRINGED KAIFA'S PATENT, CONTRACTUAL AND TRADE SECRET RIGHTS, AND IF WE ARE UNSUCCESSFUL IN DEFENDING THIS CLAIM, WE MAY HAVE TO EXPEND A SUBSTANTIAL AMOUNT OF RESOURCES TO MAKE OUR PRODUCTS NON-INFRINGING AND MAY HAVE TO PAY A SUBSTANTIAL AMOUNT IN DAMAGES.

         U.S.A. Kaifa Technology, Inc., recently acquired by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against us and some of our employees in December 1999 in the United States District Court for the Northern District of California, alleging, among other things, that we have infringed one of their patents, interfered with their contractual rights and misappropriated their trade secrets. We cannot be certain that we will be successful in our defense. If we are unsuccessful in defending this action, any remedies awarded to Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action. For more information about current legal proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings."


WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

         We may from time to time become involved in various lawsuits and legal proceedings. For example, in March 2000, a former employee filed a complaint against us. We believe that this claim is without merit and we have not accrued for the possible unfavorable outcome of this litigation. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time may adversely impact our operating results or financial condition. Any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations. For more information about current legal proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings."

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We typically purchase our components and materials through purchase orders, and in general we have no guaranteed supply arrangements with any of these suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. For example, we purchase a specialized type of garnet crystal from Mitsubishi International Corporation, the world's only commercial supplier of this type of garnet crystal. In addition, Fujian Casix Laser, Inc., or Casix, has supplied substantially all of our yttrium vanadate crystals to date. JDS Uniphase Corporation, one of our competitors, recently acquired Casix. We have no agreements with Casix to continue to supply us with yttrium vanadate crystals other than purchase orders which have been accepted by Casix. In May 2000, we entered into a three-year supply agreement with Fuzhou Koncent Communication, Inc., or Koncent, formerly Fuzhou Conet Communication, Inc., to supply us with yttrium vanadate crystals. Koncent has only recently begun production of these crystals, and we cannot assure you that Koncent will be able to manufacture crystals that meet our specifications or will be able to meet our anticipated supply requirements. If our relationship with Casix or Koncent, or both, terminates, we may not be able to find another manufacturer that can meet our specifications and anticipated supply requirements, in which case, we may experience difficulty identifying alternative sources of supply for certain components used in our products. In addition, we may need to make advance payments against future orders in order to secure supply. For example, we advanced Koncent RMB 29 million or approximately U.S.$3.5 million in conjunction with our supply agreement with Koncent. We are also currently negotiating to expand our supply agreement with Koncent, which could require further advances. If we have to advance payment to Koncent or to other suppliers, this will reduce our working capital. We may fail to obtain required components in a timely manner in the future. We would experience further delays from evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit the availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR MANUFACTURING FACILITIES, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

         We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our revenues.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED AND OUR REVENUES MAY SUFFER.

         The manufacture of our products involves complex and precise processes. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to our results of operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have experienced, and continue to experience, lower than targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. In order to improve our gross margins, we may need to develop new, more cost-effective manufacturing processes and techniques, and if we fail to do so, our gross margins may be adversely affected.

IF WE ARE UNABLE TO EXPAND OUR MANUFACTURING CAPACITY IN A TIMELY MANNER, OR IF WE DO NOT ACCURATELY PROJECT DEMAND, WE WILL HAVE EXCESS CAPACITY OR INSUFFICIENT CAPACITY, EITHER OF WHICH WILL SERIOUSLY HARM OUR NET REVENUES.

         We currently manufacture substantially all of our products in our facilities located in Santa Clara, and San Jose, California. We have begun to manufacture certain of our products at our first smaller facility in China. We plan to devote significant resources to expand our manufacturing capacity at our second facility in San Jose, California and our significantly larger second facility in Shenzhen, China. We are in the process of fitting up both of these new facilities in San Jose and Shenzhen and any delay in the fit up of these facilities could result in delays of product delivery. We could experience difficulties and disruptions in the manufacture of our products while we transition to these new facilities, which could prevent us from achieving timely delivery of products and could result in lost revenues. We could also face the inability to procure and install the necessary capital equipment, a shortage of raw materials we use in our products, a lack of availability of manufacturing personnel to work in our facilities, difficulties in achieving adequate yields from new manufacturing lines and an inability to predict future order volumes. We may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed, which would negatively impact our revenues, competitive position and reputation. For example, we have experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations. If we are unable to expand our manufacturing capacity in a timely manner, or if we do not accurately project demand, we will have excess capacity or insufficient capacity, either of which will seriously harm our profitability.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

         We have a manufacturing facility located in Shenzhen, China that became operational in June 2000. In addition, in July 2000, we acquired a second facility in Shenzhen, China. These facilities and our ability to operate the facilities may be adversely affected by changes in the laws and regulations of the People's Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. These manufacturing facilities are located on land leased from China's government by Shenzhen New and High-Tech Village Development Co. and the Shenzhen Libaoyi Industry Development Co., Ltd. under land use certificates and agreements each with terms of 50 years. We lease one of our manufacturing facilities from Shenzhen New and High-Tech Village Development Co. under a lease agreement that will expire in November 2002, subject to our option to renew for an additional three-year period. We purchased approximately 43% of the second facility in Shenzhen, China and leased the remainder of the facility for a term of five years from Shenzhen Libaoyi Industry Development Co., Ltd. with an option to purchase the leased portion of the facility during the first three years of the lease term. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

         We believe that our operations in Shenzhen, China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures. China's economy differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, China's economy has been primarily a planned economy subject to state plans. Since 1978, China's government has been reforming its economic and political systems. Reforms of this kind have resulted in significant economic growth and social change. We can not assure you that China's policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the political, economic or social conditions in China.

         We plan to export substantially all the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China's taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income tax in China, subject to certain tax holidays. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes in China or customs duties, our results of operations could be materially and adversely affected.

         To successfully meet our overall production goals, we will have to coordinate and manage effectively between our facilities in the United States and in China. We have limited experience in coordinating and managing production facilities that are located on different continents or in the transfer of manufacturing operations from one facility to another. Our failure to successfully coordinate and manage multiple sites on different continents or to transfer our manufacturing operations could seriously harm overall production.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER.

         Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Customers may require that we be registered under international quality standards, such as ISO 9001. This customer qualification process determines whether our manufacturing lines meet the customers' quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD SERIOUSLY HARM OUR ABILITY TO USE OUR PROPRIETARY TECHNOLOGY TO GENERATE REVENUE.

         We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Our contract with Agilent provides Agilent the right to manufacture our products using our proprietary intellectual property if Agilent terminates the contract for cause, including if we are unable to supply specified quantities of our products to Agilent. The contract contains a confidentiality provision designed to prevent misappropriation of our intellectual property. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

WE ARE CURRENTLY DEFENDING A CLAIM THAT WE HAVE INFRINGED KAIFA'S INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNSUCCESSFUL IN DEFENDING THIS CLAIM, WE MAY HAVE TO EXPEND A SUBSTANTIAL AMOUNT OF RESOURCES TO MAKE OUR PRODUCTS NON-INFRINGING AND MAY HAVE TO PAY A SUBSTANTIAL AMOUNT IN DAMAGES.

         U.S.A. Kaifa Technology, Inc., recently acquired by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against us in December 1999 in the United States District Court for the Northern District of California, alleging, among other things, that we have infringed some of their intellectual property rights. We cannot be certain that we will be successful in our defense. If we are unsuccessful in defending this action, any remedies awarded to Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action. On February 23, 2000, we filed a motion to dismiss several of Kaifa's claims. On the same date, our employees named in the complaint also filed motions to dismiss Kaifa's complaints against them. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the Court dismissed Kaifa's claim against us for negligent interference with contract with prejudice. Also on May 3, 2000, the Court dismissed Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant.

         On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is unenforceable. Currently, the parties are engaged in fact discovery. For more information about current legal proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings."


IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

         We regard substantial elements of our technology as proprietary and attempt to protect them by relying on patent, trademark, service mark, copyright and trade secret laws. We also rely on confidentiality procedures and contractual provisions with our employees, consultants and corporate partners. The steps we take to protect our intellectual property may be inadequate, time consuming and expensive. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property, which could harm our business.

         It may be necessary to litigate to enforce our patents, copyrights, and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation can be time consuming, distracting to management, expensive and difficult to predict. Our failure to protect or enforce our intellectual property could have an adverse effect on our business, financial condition, prospects and results of operation.

         For more information about current legal proceedings, see "Part II - Other Information, Item 1 - Legal Proceedings."

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

         From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999 and is required to be reported beginning in the quarter ended December 31, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's results of operations, financial position, or cash flows.

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings- On December 8, 1999, U.S.A. Kaifa Technology, Inc., or Kaifa, recently acquired by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against us for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against us and adding as defendants ten individuals currently employed by us. In addition to maintaining its original claim of patent infringement against us, Kaifa asserted claims of intentional and negligent interference with contract against us, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief, and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that our infringement is willful and seeks enhanced damages and attorneys fees. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against us and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is enforceable. Currently, the parties are engaged in fact discovery.

         We intend to defend the action vigorously. A claim construction hearing regarding the asserted patent claims is scheduled for January 2001, and trial is scheduled for October 2001. If we are unsuccessful in defending this action, any remedies awarded to Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action.

         A former employee filed a lawsuit against us in Santa Clara Superior Court on March 10, 2000 alleging three causes of action of wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing, and fraud. The former employee's claims stem from the termination of his employment with us in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of our common stock. We plan to vigorously defend against these claims.

         ITEM 2. Changes in Securities and Use of Proceeds- We conducted our initial public offering ("IPO") on May 17, 2000, pursuant to a Registration Statement on Form S-1 File No. 333-31396). In the IPO, we sold an aggregate of 5,650,000 shares of common stock (including 650,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $20.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $113.0 million for the Company. The aggregate net proceeds were approximately $103.6 million, after deducting underwriting discounts and commissions of approximately $7.9 million and directly paying expenses of the offering of approximately $1.5 million.

         We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including capital expenditures, primarily for the purchase of equipment and the acquisition of and improvements to our United States and China facilities, and working capital. The amounts we actually expend for working capital and other purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and other factors described under "Risk Factors". Accordingly our management will retain broad discretion in the allocation of the net proceeds of the offering. We may also use a portion of the net proceeds to acquire products, technologies or businesses that are complementary to our current and future business and product lines. From time to time, we engage in discussions with companies regarding potential acquisitions; however, we currently have no material commitments or agreements with respect to any acquisition.


         ITEM 3. Defaults Upon Senior Securities-Not Applicable.

         ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                 a) Exhibits-Exhibit 27.1--Financial Data Schedule

                 b) Reports on Form 8-K--None.

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NEW FOCUS, INC.
                                  (Registrant)


DATE:    July 31, 2000              BY:  /s/ Kenneth E. Westrick
     -------------------               -------------------------
                                       Kenneth E. Westrick
                                       President and
                                       Chief Executive Officer

DATE:    July 31, 2000              BY: /s/ William L. Potts, Jr.
     -------------------               --------------------------
                                       William L. Potts, Jr.
                                       Vice President,
                                       Chief Financial Officer

                                 EXHIBITS INDEX


              a) Exhibits-Exhibit 27.1 -- Financial Data Schedule