Form 10-Q/A
period 2000-07-02
NEW FOCUS INC
filed 2000-08-04
CIK 1090215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-Q/A


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

                    Consolidated balance sheets--July 2, 2000
                    and December 31, 1999 .......................................

                    Consolidated statements of operations--Three- and six-
                    months ended July 2, 2000 and June 30, 1999 .................

                    Consolidated statements of cash flows--Six months
                    ended July 2, 2000 and June 30, 1999 ........................

                    Notes to consolidated financial statements--
                    July 2, 2000 ................................................

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...............

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings ...........................................

     Item 2.        Changes in Securities and Use of Proceeds....................

     Item 3.        Defaults Upon Senior Securities..............................

     Item 4.        Submission of Matters to a Vote of Security Holders..........

     Item 5.        Other Information............................................

     Item 6.        Exhibits and Reports on Form 8-K.............................

     SIGNATURES..................................................................

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


         ITEM 3. Defaults Upon Senior Securities-Not Applicable.

         ITEM 4. Submission of Matters to a Vote of Security Holders

         During the three months ended July 2, 2000, the following matters were submitted to the shareholders of New Focus, Inc., a California corporation ("New Focus California"). New Focus California merged into the Company on May 8, 2000 for the purpose of changing its state of incorporation to Delaware:

         On April 30, 2000, prior to the Company's initial public offering, the shareholders of New Focus California acting by written consent, approved (i) the reincorporation merger of New Focus California with and into its wholly-owned subsidiary New Focus, Inc., a Delaware corporation, with New Focus, Inc., a Delaware corporation being the surviving corporation, (ii) the ratification of the appointment of Ernst & Young as the Company's independent auditors for the year ending December 31, 2000, (iii) the approval of the form of indemnification agreements to be entered into between the Company and its officers and directors, (iv) the approval and adoption of the Company's 2000 Stock Plan and the reservation of 1,000,000 shares of the Company's Common Stock for issuance thereunder plus any shares reserved for issuance but unissued under the Company's 1990 Incentive Stock Plan, 1998 Stock Plan and 1999 Stock Plan at the Company's initial public offering, and providing for an automatic increase in the number of shares of Common Stock reserved for issuance thereunder in the amount of the lesser of 9,000,000 shares, 6% of the Company's outstanding capital stock or such lesser number of shares as the Company's Board of Directors may determine, (v) the Company's 2000 Employee Stock Purchase Plan and the reservation of 1,000,000 shares of Common Stock thereunder, with an automatic annual increase in number of shares of Common Stock reserved for issuance thereunder, (vi) the Company's 2000 Director Stock Option Plan and the reservation of 200,000 shares of Common Stock thereunder, with an automatic annual increase in number of shares of Common Stock reserved for issuance thereunder, and (vii) the reduction of the Company's authorized preferred stock after the Company's initial public offering. Stockholders holding 87.1% of the shares (on an as if converted into Common Stock basis) outstanding at that time, consented to the foregoing.


         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                 a) Exhibits-Exhibit 27.1--Financial Data Schedule*
                    *Previously filed.

                 b) Reports on Form 8-K--None.

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 NEW FOCUS, INC.
                                  (Registrant)


DATE: August 3, 2000                BY:  /s/ Kenneth E. Westrick
     -------------------               -------------------------
                                       Kenneth E. Westrick
                                       President and
                                       Chief Executive Officer

DATE: August 3, 2000                BY: /s/ William L. Potts, Jr.
     -------------------               --------------------------
                                       William L. Potts, Jr.
                                       Vice President,
                                       Chief Financial Officer

                                 EXHIBITS INDEX


              a) Exhibits-Exhibit 27.1 -- Financial Data Schedule*
                 *Previously filed.