Form 10-Q
period 2000-10-01
NEW FOCUS INC
filed 2000-11-07
CIK 1090215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 1, 2000
                         Commission File Number 0-29811



                                 NEW FOCUS, INC.
             (Exact Name of Registrant as Specified in its Charter)



                      Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 33-0404910
              2630 Walsh Avenue, Santa Clara, California 95051-0905
                            Telephone: (408) 980-8088


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [X]    No   [ ].

On October 1, 2000, 63,912,095 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

                                      INDEX

                                 NEW FOCUS, INC.


                                                                                  Page No.
                                                                                  --------
    PART I.      FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements (Unaudited)

                 Consolidated balance sheets--October 1, 2000
                 and December 31, 1999 ..........................................      3

                 Consolidated statements of operations--Three- and nine-
                 months ended October 1, 2000 and September 30, 1999 ............      4

                 Consolidated statements of cash flows--Nine months
                 ended October 1, 2000 and September 30, 1999 ...................      5

                 Notes to consolidated financial statements--
                 October 1, 2000 ................................................   6-11

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..................  12-36

    PART II.     OTHER INFORMATION

    Item 1.      Legal Proceedings ..............................................     37

    Item 2.      Changes in Securities and Use of Proceeds. .....................  37-38

    Item 3.      Defaults Upon Senior Securities ................................     38

    Item 4.      Submission of Matters to a Vote of Security Holders. ...........     38

    Item 5.      Other Information ..............................................     38

    Item 6.      Exhibits and Reports on Form 8-K ...............................     39

    SIGNATURES ..................................................................     40

                                NEW FOCUS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               Oct 1          Dec 31
                                                                2000            1999
                                                          ----------      ----------
ASSETS                                                    (unaudited)     (see note)
Current Assets
    Cash and cash equivalents                              $ 504,453       $  28,067
    Trade accounts receivable, less allowances of
       $862 in 2000 and $160 in 1999                          11,082           3,102
    Inventories:
       Raw materials                                           9,089           3,247
       Work in progress                                        8,710           1,283
       Finished goods                                          3,129           1,687
                                                           ---------       ---------
          Total Inventories                                   20,928           6,217
    Prepaid expenses and other current assets                  5,383             364
                                                           ---------       ---------
          Total current assets                               541,846          37,750
Property, Plant and Equipment:
    Building                                                   3,734              --
    Manufacturing and development equipment                   15,967           6,404
    Computer software and equipment                            3,602           1,787
    Office equipment                                             966             259
    Leasehold improvements                                     3,639           1,120
    Construction in progress                                   8,249              91
                                                           ---------       ---------
                                                              36,157           9,661
    Less allowances for depreciation and amortization         (5,299)         (2,766)
                                                           ---------       ---------
          Net Property, Plant and Equipment                   30,858           6,895
Other assets, net of accumulated amortization
    of $152 in 2000 and $56 in 1999                           10,335             207
                                                           ---------       ---------
          Total assets                                     $ 583,039       $  44,852
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $  10,654       $   5,658
    Accrued expenses                                           6,501           2,540
    Deferred research and development funding                    343             250
    Current portion of long-term debt                            269             276
                                                           ---------       ---------
          Total current liabilities                           17,767           8,724

Long-term debt, less current portion                             172             368
Deferred rent                                                  1,064             747

Commitments and contingencies

Stockholders' equity:
    Preferred stock                                               --              42
    Common stock                                                  64               2
    Additional paid-in capital                               651,747          51,168
    Notes receivable from stockholders                        (7,281)             --
    Deferred compensation                                    (31,265)           (689)
    Accumulated deficit                                      (49,229)        (15,510)
                                                           ---------       ---------
          Total stockholders' equity                         564,036          35,013

                                                           ---------       ---------
          Total liabilities and stockholders' equity       $ 583,039       $  44,852
                                                           =========       =========

Note) The December 31, 1999 consolidated balance sheet has been derived from the audited financial statements.

                See notes to consolidated financial statements.

                                 NEW FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                              -----------------------       -----------------------
                                                 Oct 1         Sep 30          Oct 1         Sep 30
                                                  2000           1999           2000           1999
                                              --------       --------       --------       --------
Net revenues                                  $ 22,250       $  6,675       $ 46,483       $ 15,997
Cost of net revenues (1)                        17,248          4,367         41,090          9,788
                                              --------       --------       --------       --------
       GROSS PROFIT                              5,002          2,308          5,393          6,209

Operating Expenses:
     Research and development (2)                7,306          2,616         16,523          7,238
     Less funding received from research
       and development contracts                   (36)          (357)          (752)        (1,258)
                                              --------       --------       --------       --------
     Net research and development                7,270          2,259         15,771          5,980
     Sales and marketing (3)                     1,526            930          4,091          2,730
     General and administrative (4)              2,538            940          6,330          2,181
     Deferred compensation                       5,879             29         18,935             38
                                              --------       --------       --------       --------
       Total operating expenses                 17,213          4,158         45,127         10,929
                                              --------       --------       --------       --------
       OPERATING LOSS                          (12,211)        (1,850)       (39,734)        (4,720)

Interest income                                  5,100             75          6,119             78
Interest expense                                   (36)           (46)          (179)          (248)
Other income, net                                   18              4             77             12
                                              --------       --------       --------       --------
Loss before provision for income taxes          (7,129)        (1,817)       (33,717)        (4,878)

Provision for income taxes                           2             --              2              2
                                              --------       --------       --------       --------
       NET LOSS                               $ (7,131)      $ (1,817)      $(33,719)      $ (4,880)
                                              ========       ========       ========       ========

Basic and diluted net loss per share          $  (0.12)      $  (0.74)      $  (1.06)      $  (2.01)
                                              ========       ========       ========       ========

Shares used to compute basic and
     diluted net loss per share                 58,140          2,455         31,783          2,428
                                              ========       ========       ========       ========

----------
(1) Excluding $956 and $3,419 in amortization of deferred stock compensation for the three- and nine-month periods ended October 1, 2000, respectively.
(2) Excluding $1,877 and $5,173 in amortization of deferred stock compensation for the three- and nine-month periods ended October 1, 2000, respectively.
(3) Excluding $458 and $1,213 in amortization of deferred stock compensation for the three- and nine-month periods ended October 1, 2000, respectively.
(4) Excluding $2,588 and $9,130 in amortization of deferred stock compensation for the three- and nine-month periods ended October 1, 2000, respectively.

                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                      Nine Months Ended
                                                                 -------------------------
                                                                     Oct 1          Sep 30
                                                                      2000            1999
                                                                 ---------       ---------
OPERATING ACTIVITIES
Net loss                                                         $ (33,719)      $  (4,880)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation of property, plant and equipment                    2,561             726
    Amortization of intangibles                                         96              21
    Amortization of deferred compensation                           18,935              38
    Deferred rent                                                      317             (27)
    Changes in operating assets and liabilities:
      Trade accounts receivable                                     (7,980)           (729)
      Inventories                                                  (14,711)           (801)
      Prepaid expenses and other current assets                     (5,019)              9
      Accounts payable                                               4,996             921
      Accrued expenses                                               3,961             955
      Deferred research and development funding                         93              --
                                                                 ---------       ---------
        Net cash used in operating activities                      (30,470)         (3,767)

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                       (26,529)         (2,776)
Increase in other assets                                            (9,734)            (64)
                                                                 ---------       ---------
        Net cash used in investing activities                      (36,263)         (2,840)

FINANCING ACTIVITIES
Proceeds from initial and follow-on public offerings
   of common stock, net of issuance costs                          542,407              --
Proceeds from issuance of preferred stock                               --          12,536
Payments on notes payable                                               --          (2,305)
Proceeds from bank loan                                                 --           2,300
Payments on bank loan                                                   --          (3,900)
Proceeds from equipment loan                                            --             800
Payments on equipment loan                                            (203)           (178)
Payments under capital lease obligations                                --              (9)
Proceeds from payment of notes receivable with shareholders             97              --
Proceeds from exercise of stock options and warrants                   818              42
                                                                 ---------       ---------
        Net cash provided by financing activities                  543,119           9,286

                                                                 ---------       ---------
        Increase in cash and cash equivalents                      476,386           2,679

        Cash and cash equivalents at beginning of period            28,067             164

                                                                 ---------       ---------
        Cash and cash equivalents at end of period               $ 504,453       $   2,843
                                                                 =========       =========

                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 2000


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 filed on August 10, 2000.

        During 1999, the Company changed its year-end to December 31, 1999, from March 31, 1999. Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month period ended September 30, 1999, and October 1, 2000, contained 92 days and 91 days, respectively. The nine-month periods ended September 30, 1999, and October 1, 2000, contained 273 and 275 days, respectively.


NOTE 2 - COMPREHENSIVE LOSS

        Comprehensive loss for the three- and nine-month periods ended October 1, 2000, and September 30, 1999, in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

NOTE 3 - LOSS PER SHARE

        The following table sets forth the computation of net loss per share.

                                                   Three Months Ended            Nine Months Ended
                                                -----------------------       -----------------------
                                                   Oct 1         Sep 30          Oct 1         Sep 30
(in thousands, except per share amounts)            2000           1999           2000           1999
                                                --------       --------       --------       --------
Net loss (numerator)                            $ (7,131)      $ (1,817)      $(33,719)      $ (4,880)
                                                ========       ========       ========       ========
Shares used in computing basic and diluted
 net loss per share (denominator):
Weighted average common shares outstanding        62,110          2,455         35,607          2,428
Less shares subject to repurchase                 (3,970)            --         (3,824)            --
                                                --------       --------       --------       --------
Denominator for basic and diluted net loss
    per share                                     58,140          2,455         31,783          2,428
                                                ========       ========       ========       ========

Basic and diluted net loss per share            $  (0.12)      $  (0.74)      $  (1.06)      $  (2.01)
                                                ========       ========       ========       ========

        The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock, and outstanding stock options from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of diluted net loss per share was 40,995,000 for both the three- and nine-month periods ended September 30, 1999, and 5,528,000 for both the three- and nine-month periods ended October 1, 2000, respectively.


NOTE 4 - PUBLIC OFFERINGS


        On May 18, 2000, the Company completed its initial public offering in which it sold 5,650,000 shares of Common Stock, including 650,000 shares in connection with the exercise of the underwriters' over-allotment option, at $20.00 per share. Upon the closing of the initial public offering, all of the Company's outstanding preferred stock automatically converted into an aggregate of 42,060,284 shares of Common Stock. After the offering, the Company's authorized capital consisted of 250,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.

        On August 11, 2000, the Company completed a secondary public offering in which it sold 4,025,000 shares of Common Stock, including 525,000 shares in connection with the exercise of the underwriters' over-allotment option, at $115.00 per share.

        As of October 1, 2000, 63,912,095 shares of Common Stock and no shares of preferred stock were outstanding.

Note 5 - SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The company operates two reportable segments: Telecom and Photonic Tools. The telecom segment performs research and development, manufacturing, marketing and sales of fiber amplified products, wavelength management products, high-speed opto-electronics and tunable laser modules, which are primarily sold to manufacturers of networking and test equipment in the optical telecommunications markets. The photonic tools segment performs research and development, manufacturing, marketing and sales of photonic tools, which are primarily used for commercial and research applications.

        The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company's investment portfolio. All intercompany sales or transfers were eliminated.

        The Company does not segregate assets or interest expense by segment.

                                        Three Months Ended October 1, 2000
                                      --------------------------------------
                                       Telecom    Photonic Tools    Total
                                      --------    --------------  ----------
Revenues from external customers      $ 14,919       $  7,331      $ 22,250
Depreciation expense                  $    963       $    184      $  1,147
Operating segment profit (loss)       $ (9,018)      $  2,686      $ (6,332)

                                       Three Months Ended September 30, 1999
                                      ---------------------------------------
                                       Telecom    Photonic Tools     Total
                                      --------    --------------   ----------
Revenues from external customers       $ 2,018        $ 4,657       $ 6,675
Depreciation expense                   $   150        $   236       $   386
Operating segment profit (loss)        $(2,038)       $   217       $(1,821)

                                        Nine Months Ended October 1, 2000
                                      --------------------------------------
                                       Telecom    Photonic Tools    Total
                                      --------    --------------  ----------
Revenues from external customers      $ 28,269       $ 18,214      $ 46,483
Depreciation expense                  $  1,941       $    620      $  2,561
Operating segment profit (loss)       $(25,582)      $  4,783      $(20,799)

                                       Nine Months Ended September 30, 1999
                                      --------------------------------------
                                       Telecom    Photonic Tools    Total
                                      ---------   --------------   ---------
Revenues from external customers      $  2,513       $ 13,484      $ 15,997
Depreciation expense                  $    239       $    487      $    726
Operating segment profit (loss)       $ (5,948)      $  1,266      $ (4,682)


        Operating segment profit and loss excludes amortization of deferred stock compensation.

                                             Three Months Ended             Nine Months Ended
                                           -----------------------       -----------------------
                                              Oct 1         Sep 30          Oct 1         Sep 30
(in thousands)                                 2000           1999           2000           1999
                                           --------       --------       --------       --------
LOSS
Total loss for reportable segments         $ (6,332)      $ (1,821)      $(20,799)      $ (4,682)
Other income (expense), net                   5,082             33          6,017           (158)
Amortization of deferred compensation        (5,879)           (29)       (18,935)           (38)
                                           --------       --------       --------       --------
    Loss before income taxes               $ (7,129)      $ (1,817)      $(33,717)      $ (4,878)
                                           ========       ========       ========       ========

GEOGRAPHIC INFORMATION
REVENUES
United States                              $ 15,890       $  5,244       $ 32,776       $ 11,707
Asia                                            597            496          1,671          1,918
Europe                                        5,763            935         12,036          2,372
                                           --------       --------       --------       --------
    Consolidated total                     $ 22,250       $  6,675       $ 46,483       $ 15,997
                                           ========       ========       ========       ========

NOTE 6 - SIGNIFICANT CUSTOMERS

        In the three-month period ended October 1, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 22.1%, 12.6%, and 12.0% of our net revenues, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. The loss of any of these customers or a significant reduction in sales to these customers could adversely affect our revenues.


NOTE 7 - CONTINGENCIES

        On December 8, 1999, U.S.A. Kaifa Technology, Inc., or Kaifa, acquired in August 1999 by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase Corporation, filed a complaint against the Company for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against the Company and adding as defendants ten individuals currently employed by the Company. In addition to maintaining its original claim of patent infringement against the Company, Kaifa asserted claims of intentional and negligent interference with contract against the Company, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief, and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that the Company's infringement is willful and seeks enhanced damages and attorneys fees. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against the Company and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, the Company answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by the Company, is invalid and/or is unenforceable. Currently, the parties are engaged in fact discovery.

        The Company intends to defend the action vigorously. A claim construction hearing regarding the asserted patent claims is scheduled for January 2001, and trial is scheduled for October 2001. If the Company is unsuccessful in defending this action, any remedies awarded to Kaifa may harm its business. Furthermore, defending this action has been and will continue to be costly and divert management's attention regardless of whether the Company successfully defends the action.

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


NOTE 8 - USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 9 - SUBSEQUENT EVENTS

        On October 25, 2000, the Company announced that it had entered into a definitive agreement to acquire JCA Technology, Inc. ("JCA"), a developer and manufacturer of fiber optic products for OC-48 and OC-192 modulators, in a transaction valued at approximately $600 million. The merger consideration is composed of $575 million of the Company's common stock and $25 million in cash. The transaction is expected to close in the fourth quarter of 2000, and will be accounted for as a purchase transaction.

        On October 25, 2000, the Company announced that it had entered into a definitive agreement to acquire Globe Y. Technology, Inc. ("Globe Y"), a manufacturer of fused fiber coupling machines, in a transaction valued at approximately $50 million in the Company's common stock. The transaction is expected to close early in the first quarter of 2001, and will be accounted for as a purchase transaction.

        Each of these transactions is expected to result in significant intangible assets based on the underlying book value of the assets of JCA and Globe Y.

                                 NEW FOCUS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

        The following discussion contains predictions, estimates and other forward-looking statements regarding improvements in our gross margins in the fourth quarter of 2000 and in 2001, the accretive nature of the JCA and Globe Y acquisition, and expectations regarding our capital expenditures in FY 2000 and 2001 and our cash requirements through 2001. These forward-looking statements are subject to a number of risks that could cause our actual results to differ materially from any future performance suggested herein. Our ability to achieve better gross margin and financial performance is subject to our ability to achieve improved manufacturing efficiencies, particularly in the manufacture of our fiber optic products, which in turn depends on our ability to obtain higher manufacturing yields, improved labor productivity and better material utilization. Our fiber optic products should continue to account for a larger proportionate share of our total revenue due to the high customer demand for such products. As a result, we expect our overall gross margin performance will become increasingly dependent on the rate of improvement in our manufacturing efficiencies for these products. The accretive nature of the JCA and Globe Y acquisitions and the future financial performance of these companies after the closing of the acquisitions are subject to our ability to rapidly integrate Globe Y and JCA into our operations, our ability to retain key employees, and our ability to rapidly hire and train additional employees. Forward-looking statements regarding our cash requirements through 2001 are subject to our ability to successfully execute on aggressive manufacturing ramps, particularly in our new facilities in the People's Republic of China, which in turn depends on our ability to timely fit up manufacturing facilities, rapidly hire and train large numbers of people and successfully complete customer qualifications of new production sites. Other risk factors that may affect our financial performance are listed elsewhere in this document.

Net Revenues:
        Net revenues increased from $6.7 million for the three-month period ended September 30, 1999, to $22.2 million for the three-month period ended October 1, 2000, of which $14.9 million, or 67.1% of total net revenues, were from sales of our telecom products. Sales of our telecom products accounted for $2.0 million, or 29.9% of total net revenues, for the three-month period ended September 30, 1999. Net revenues increased from $16.0 million for the nine-month period ended September 30, 1999, to $46.5 million for the nine-month period ended October 1, 2000, of which $28.3 million, or 60.9% of total net revenues, were from sales of our telecom products. Sales of our telecom products accounted for $2.5 million, or 15.6 % of total net revenues, for the nine-month period ended September 30, 1999. The increases in net revenues between the three- and nine-month periods ended September 30, 1999, and the three- and nine-month periods ended October 1, 2000, were primarily a result of increased sales of our telecom products.

Gross Margin:
        Gross margin, including amortization of deferred stock compensation, decreased from 34.4% in the three-month period ended September 30, 1999, to 18.2% in the three-month period ended October 1, 2000. Excluding $1.0 million of amortization of deferred stock compensation for the three-month period ended October 1, 2000, gross margin decreased from 34.6% in the three-month period ended September 30, 1999, to 22.5% in the three-month period ended October 1, 2000. This decrease in the gross margin was primarily a result of increased manufacturing overhead costs of approximately $4.6 million associated with the expansion of our telecom manufacturing operations domestically and internationally. Increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $1.7 million and higher equipment and facility costs of approximately $0.7 million. Manufacturing overhead costs for our China operations, which began limited production in June 2000 and progressively ramped production throughout the third quarter of 2000 accounted for approximately $1.5 million of the increase in manufacturing overhead in the three-month period ended October 1, 2000.

        Gross margin, including amortization of deferred stock compensation, decreased from 38.7% in the nine-month period ended September 30, 1999, to 4.2% in the nine-month period ended October 1, 2000. Excluding $3.4 million of amortization of deferred stock compensation for the nine-month period ended October 1, 2000, gross margin decreased from 38.8% in the nine-month period ended September 30, 1999, to 11.6% in the nine-month period ended October 1, 2000. This decrease in the gross margin was primarily a result of increased manufacturing overhead costs of approximately $10.0 million associated with the expansion of our telecom manufacturing operations domestically and internationally. Increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $3.8 million, higher equipment and facility costs of approximately $1.4 million and higher costs for supporting manufacturing processes of approximately $1.1 million. Start-up manufacturing costs for our China operations accounted for approximately $3.4 million of the increase in manufacturing overhead in the nine-month period ended October 1, 2000.

        Our gross margin percentage, excluding amortization of deferred stock compensation charges, increased sequentially from 9.7% in the second quarter of 2000 to 22.5% in the third quarter of 2000, and we expect further improvement in the fourth quarter of 2000. However, we expect the rate of improvement to slow in the first quarter of 2001 because the anticipated increase in unit volumes during this particular quarter may not fully absorb the additional charges associated with our second manufacturing facility in China and new facility in California. As we utilize our second China facility more fully in the second quarter of 2001, we expect our gross margin percentage to improve. We are currently targeting our gross margin performance at 40-45% in the fourth quarter of 2001. These forward-looking expectations relate to our current business and exclude the impact of our pending acquisitions of JCA Technology, Inc. and Globe Y. Technology, Inc. See further discussion of these acquisitions in "Pending Acquisitions."

Net Research and Development Expenses:
        Net research and development expenses, including amortization of deferred stock compensation, increased from 34.0% of net revenues, or $2.3 million, in the three-month period ended September 30, 1999, to 41.1%, or $9.1 million in the three-month period ended October 1, 2000. Excluding the $1.9 million of amortization of deferred stock compensation for the three-month period ended October 1, 2000, net research and development expenses decreased from 33.8% of net revenues, or $2.3 million in the three-month period ended September 30, 1999, to 32.7% of net revenues, or $7.3 million, in the three-month period ended October 1, 2000. Net research and development expenses, including amortization of deferred stock compensation, increased from 37.5% of net revenues, or $6.0 million, in the nine-month period ended September 30, 1999, to 45.1%, or $20.9 million in the nine-month period ended October 1, 2000. Excluding the $5.2 million of amortization of deferred stock compensation for the nine-month period ended October 1, 2000, net research and development expenses decreased from 37.4% of net revenues, or $6.0 million in the nine-month period ended September 30, 1999, to 33.9% of net revenues, or $15.8 million, in the nine-month period ended October 1, 2000. Net research and development expenses, excluding amortization of deferred stock compensation, decreased as a percentage of net revenues for both the three- and nine-month periods ended October 1, 2000 compared to the respective three- and nine-month periods ended September 30, 1999, but increased in absolute dollars as a result of increased research and development efforts for our telecom products.

Sales and Marketing Expenses:
        Sales and marketing expenses, including amortization of deferred stock compensation, decreased from 14.0% of net revenues, or $932,000, in the three-month period ended September 30, 1999, to 8.9% of net revenues, or $2.0 million, in the three-month period ended October 1, 2000. Excluding $458,000 of amortization of deferred compensation for the three-month period ended October 1, 2000, sales and marketing expenses decreased as a percentage of net revenues from 13.9%, or $930,000, in the three-month period ended September 30, 1999, to 6.9% of net revenues, or $1.5 million, in the three-month period ended October 1, 2000. Sales and marketing expenses, including amortization of deferred stock compensation, decreased from 17.1% of net revenues, or $2.7 million, in the nine-month period ended September 30, 1999, to 11.4% of net revenues, or $5.3 million, in the nine-month period ended October 1, 2000. Excluding $1.2 million of amortization of deferred compensation for the nine-month period ended October 1, 2000, sales and marketing expenses decreased as a percentage of net revenues from 17.1%, or $2.7 million, in the nine-month period ended September 30, 1999 to 8.8% of net revenues, or $4.1 million, in the nine-month period ended October 1, 2000. Excluding the non-cash charges for deferred stock compensation for both the three- and nine-month periods ended October 1, 2000, the increases in dollar spending for sales and marketing in both the three- and nine-month periods were primarily due to the hiring of additional sales and marketing personnel and to the expansion of our sales and marketing efforts.

General and Administrative Expenses:
        General and administrative expenses, including amortization of deferred stock compensation, increased from 14.1% of net revenues, or $941,000, in the three-month period ended September 30, 1999, to 23.0% of net revenues, or $5.1 million, in the three-month period ended October 1, 2000. Excluding $2.6 million of amortization of deferred stock compensation for the three-month period ended October 1, 2000, general and administrative expenses decreased from 14.1% of net revenues, or $940,000, in the three-month period ended September 30, 1999, to 11.4% of net revenues, or $2.5 million, in the three-month period ended October 1, 2000. General and administrative expenses, including amortization of deferred stock compensation, increased from 13.6% of net revenues, or $2.2 million, in the nine-month period ended September 30, 1999, to 33.3% of net revenues, or $15.5 million, in the nine-month period ended October 1, 2000. Excluding $9.1 million of amortization of deferred stock compensation for the nine-month period ended October 1, 2000, general and administrative expenses as a percentage of net revenue were 13.6% for both the nine-month periods ended September 30, 1999, and October 1, 2000. General and administrative expenses increased from $2.2 million, in the nine-month period ended September 30, 1999, to $6.3 million, in the nine-month period ended October 1, 2000. Excluding the non-cash charges for deferred stock compensation for both the three- and nine-month periods ended October 1, 2000, the increases in absolute dollar spending for general and administrative expenses were primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations and infrastructure required as a publicly-traded company.

Interest and Other Income, net:
        Interest and other income totaled a net income of $33,000 for the three-month period ended September 30, 1999, compared to a net interest and other income of $5.1 million for the three-month period ended October 1, 2000. Interest income totaled $75,000 and $5.1 million for the three-month periods ended September 30, 1999, and October 1, 2000, respectively. Interest expense totaled $46,000 and $36,000 for the three-month periods ended September 30, 1999, and October 1, 2000, respectively.

        Interest and other income totaled a net expense of $158,000 for the nine-month period ended September 30, 1999, compared to net interest and other income of $6.0 million for the nine-month period ended October 1, 2000. Interest expense totaled $248,000 and $179,000 in the nine-month period ended September 30, 1999, and the nine-month period ended October 1, 2000, respectively. Interest income totaled $78,000 and $6.1 million in the nine-month period ended September 30, 1999, and October 1, 2000, respectively. The increases in interest income for the three- and nine-month periods ended October 1, 2000, compared to the three- and nine-month periods ended September 30, 1999, were primarily due to interest earned on the $542.4 million in proceeds from the combination of our May 2000 initial public offering and August 2000 follow-on public offering.

Income Taxes:
        The provision for income taxes of approximately $2,000 for the nine-month period ended September 30, 1999, consists of current state minimum taxes. The provision for income taxes of approximately $2,000 for the nine-month period ended October 1, 2000, consists of foreign taxes paid on certain transactions excluded from our tax holiday in China.

Pending Acquisitions:
        In October 2000, we announced the signing of a definitive agreement with JCA Technology, Inc. ("JCA") pursuant to which we intend to acquire JCA in a transaction valued at approximately $600 million. The merger consideration is composed of $575 million of New Focus common stock and $25 million in cash. The merger will be accounted for as a purchase transaction and will result in significant intangible assets based on the underlying book value of JCA's assets. Based on unaudited results, JCA operated profitably during the first nine months of 2000 with revenues of approximately $13.9 million. The unaudited gross and operating margin percentages at JCA for the first nine months of 2000 were higher than our actual third quarter margins and targeted margins for 2001. We expect to close this transaction during the fourth quarter of 2000. We also expect this transaction to be immediately accretive to our revenue and margin lines, measured on a pro forma per share basis and excluding acquisition-related charges such as goodwill and compensation expenses. We cannot assure you that, assuming completion of the acquisition, JCA will continue to operate at these margin levels.

        In October 2000, we also announced the signing of a definitive agreement with Globe Y. Technology, Inc. ("Globe Y") pursuant to which we intend to acquire Globe Y for $50 million of our common stock. The merger will be accounted for as a purchase transaction and will result in our recording significant intangible assets on our balance sheet based on the underlying book value of Globe Y's assets. Based on unaudited results, Globe Y operated profitably during the first nine months of 2000 on revenues of approximately $4.8 million. We expect to close this transaction early in the first quarter of 2001. We also expect this transaction to be immediately accretive to our revenue and margin lines, measured on a pro forma per share basis and excluding acquisition-related charges such as goodwill and compensation expenses. We cannot assure you that, assuming completion of the acquisition, Globe Y will continue to operate at these margin levels.


LIQUIDITY AND CAPITAL RESOURCES:

        From our inception in 1990 to our initial public offering in May 2000, we have financed our operations primarily through private sales of convertible preferred stock, bank debt and loans from Dr. Milton Chang, one of our founders and a member of our board of directors. On May 18, 2000, we sold 5,650,000 shares of common stock (including exercise of the underwriters' over-allotment option) at a price of $20.00 per share in our initial public offering. Additionally, on August 11, 2000, we sold 4,025,000 shares of common stock (including exercise of the underwriters' over-allotment option) at a price of $115.00 per share in a follow-on public offering. Proceeds to us from these transactions, net of issuance costs, were approximately $542.4 million. Our cash and cash equivalents totaled $504.5 million as of October 1, 2000. Net working capital increased by $495.1 million for the nine-month period ended October 1, 2000.

        Cash used in operating activities was $3.8 million for the nine-month period ended September 30, 1999, and $30.5 million for the nine-month period ended October 1, 2000. Cash used in operating activities for the nine-month period ended October 1, 2000 was primarily due to our net loss of $33.7 million, increases in inventories of $14.7 million, increases in accounts receivable of $8.0 million and increases in prepaid expenses and other current assets of $5.0 million, partially offset by non-cash charges of $21.9 million and increases in accounts payable and accrued expenses of $9.0 million. The increases in inventories and accounts payable were primarily due to the production ramp in both the U.S. and China for our Telecom products. The increase in accounts receivable was primarily a result of our higher sales volumes. Prepaid expenses and other current assets increased primarily due to $2.9 million of interest receivable on our higher cash balance.

        Cash used in investing activities was $2.8 million for the nine-month period ended September 30, 1999, and $36.3 million for the nine-month period ended October 1, 2000. In each period cash was primarily used to acquire property, plant and equipment. In the nine-month period ended October 1, 2000, advances to suppliers and increases in other assets accounted for $9.7 million of the total cash used in investing activities. The majority of the $26.5 million spent for property, plant and equipment was used to expand our manufacturing facilities in both the U.S. and China.

        Cash generated by financing activities was $9.3 million in the nine-month period ended September 30, 1999, and $543.1 million in the nine-month period ended October 1, 2000. Cash generated by financing activities in the nine-month period ended September 30, 1999, was primarily due to proceeds of $12.5 million from the sale of convertible preferred stock partially offset by net repayments of $3.3 million on our bank lending facilities, an equipment loan, capital lease obligations and promissory notes. Cash generated by financing activities in the nine-month period ended October 1, 2000, was primarily due to net proceeds of $542.4 million from the sale of 5,650,000 shares of our common stock in our initial public offering and the sale of 4,025,000 shares of our common stock in a follow-on offering.

        We currently expect to incur approximately $50 to $55 million of capital expenditures in fiscal year 2000 and $70 to $80 million in fiscal year 2001 to purchase equipment and expand our operations and manufacturing capacity in the United States and China. In October 2000, we announced the signing of a definitive agreement with JCA Technology, Inc., pursuant to which we will acquire JCA in a transaction valued at approximately $600 million. The merger consideration is composed of $575 million of our common stock and $25 million in cash. The transaction is expected to close in the fourth quarter of 2000. Additionally, in October 2000, we announced the signing of a definitive agreement with Globe Y. Technology, Inc. pursuant to which we will acquire Globe Y in a transaction valued at approximately $50 million. This transaction is expected to close early in the first quarter of 2001. We plan to expand the manufacturing capacities for both JCA and Globe Y and are currently evaluating the capital expenditures required for this expansion.

        We have entered into supply agreements with certain vendors to supply us with yttrium vanadate crystals and have advanced a total of $8.0 million to these vendors against future orders. We may have to make further advance payments to these or other suppliers in order to secure sources of supply for key components. Such advances, if any, will reduce our working capital.

        Based on current plans and business conditions, we believe that our existing cash and cash equivalents will be sufficient to satisfy our projected cash requirements for both our existing business and our recently announced acquisitions of JCA and Globe Y through at least 2001. We believe that our cash and cash equivalents are likely to decline during the next twelve months as we continue to expand our manufacturing facilities, fund research and development efforts and make strategic investments.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK:

Interest Rate Sensitivity:
        We currently maintain our cash and cash equivalents primarily in money market funds. We do not have any derivative financial instruments. As of October 1, 2000, all of our investments mature in less than three months. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We incurred net losses of $33.7 million for the nine-month period ended October 1, 2000, $7.7 million for the nine-month period ended December 31, 1999, $5.0 million for our fiscal year ended March 31, 1999, and $286,000 for our fiscal year ended March 31, 1998. As of October 1, 2000, we had an accumulated deficit of $49.2 million. We may not be able to sustain the recent growth in our revenues, and we may not realize sufficient revenues to achieve or maintain profitability. We also expect to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Additionally, the Company has announced the signing of definitive agreements to acquire two companies. Assuming completion of the acquisitions, the Company will recognize significant intangible assets based on the underlying book value of the assets of the two companies acquired. Amortization of these intangible assets and other acquisition-related charges will reduce the Company's profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

        In the three-month period ended October 1, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 22.1%, 12.6%, and 12.0% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. The loss of any of these customers or a significant reduction in sales to these customers could adversely affect our revenues.

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

        Our future success depends on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the continued growth and upgrading of optical networks. If the growth and upgrading of optical networks does not continue, sales of our products may decline, which would adversely affect our revenues.

THE OPTICAL NETWORKING MARKET IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH WOULD ADVERSELY IMPACT OUR REVENUES.

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

        We have experienced decreases in the average selling prices of some of our products. We anticipate that as products in the optical networking market become more commoditized, the average selling price of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

RISKS RELATED TO OUR BUSINESS

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED.

        Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially in the past year. At September 30, 1999, we had a total of 229 employees and at October 1, 2000, we had a total of 1,160 employees. We plan to continue hiring a significant number of employees over the next few quarters. We currently operate facilities in Santa Clara, California, San Jose, California, Madison, Wisconsin, Middleton, Wisconsin and Shenzhen, China and are in the process of establishing additional manufacturing facilities in San Jose, California and Shenzhen, China. In May 2000, we entered into a lease for 130,000 square feet in San Jose, California to facilitate our anticipated growth over the next twelve months. If we outgrow our current facilities in Northern California, we will need to locate and obtain additional space. The commercial real estate market in Northern California is extremely competitive, and we may not be able to obtain additional needed space on reasonable terms, or at all. Our failure to obtain additional space could adversely impact our ability to expand our business and operations and increase our revenues. The increase in employees and the growth in our operations, combined with the challenges of managing geographically-dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. The failure to effectively manage our growth could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

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

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

        Competition in the optical networking market in which we compete is intense. We face competition from public companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. For example, JDS Uniphase Corporation recently acquired E-Tek Dynamics and announced the acquisition of SDL, Inc. Any of these acquisitions could give our competitors a strategic advantage. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical networking components market. For example, Lucent Technologies recently announced that it will spin-off its microelectronics business, including Lucent's optoelectronics components and integrated circuits division. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

WE HAVE LIMITED PRODUCT OFFERINGS, AND IF DEMAND FOR THESE PRODUCTS DECLINES OR FAILS TO DEVELOP AS WE EXPECT, OUR NET REVENUES WILL DECLINE.

        We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the nine-month period ended October 1, 2000, we derived approximately 36% and 12%, respectively, of our net revenues from our circulators and tunable laser modules (for test and measurement). We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Continued and widespread market acceptance of these products is critical to our future success. We cannot assure you that our current products will achieve market acceptance at the rate at which we expect, or at all, which could reduce our net revenues.

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

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE.

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

        In order to implement our business plan, we must hire a significant number of additional employees in 2001, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to manufacture and sell our products.

WE HAVE RECENTLY SIGNED AGREEMENTS TO ACQUIRE TWO BUSINESSES. IF WE EXPERIENCE DIFFICULTY IN INTEGRATING THESE NEW ACQUISITIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. ANY ACQUISITIONS WE MIGHT MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

        We have recently announced the signing of definitive agreements to acquire JCA Technology, Inc. ("JCA") and Globe Y. Technology, Inc. ("Globe Y"). Assuming the completion of these acquisitions, the efficient integration of these businesses into our organization will be important to our success. If our integration efforts are unsuccessful, our business will suffer. We expect to spend significant resources to integrate these businesses into our organization. Both JCA and Globe Y are privately held and may require substantial investments in operational and financial infrastructure to ensure that their systems and processes adequately support operating as a publicly held organization.

Each of these organizations will also need additional investments in manufacturing infrastructure in order to ramp production volumes. A key employee of JCA owns substantially all of the stock of JCA, and a key employee of Globe Y owns all the stock of Globe Y. Although each of these individuals has executed employment agreements with the Company, we cannot assure you that we can retain either or both of these individuals once these transactions are completed. We have limited experience with integrating acquired businesses into our organization. Our integration efforts may not be successful, and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. If we are unable to integrate these companies into our organization in a timely and effective manner, our business and our operating results will be adversely affected.

        We anticipate that in the future, as part of our business strategy, we will continue to make strategic acquisitions of complementary companies, products or technologies. In the event of any further future acquisitions, we could:

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        For the nine-month period ended October 1, 2000, 29.5% of our net revenues were from international sales. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to the following risks:

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

        -redesign our products that use the disputed intellectual property.

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

        We may from time to time become involved in various lawsuits and legal proceedings. For example, in March 2000, a former employee filed a complaint against us. We have not accrued for the possible unfavorable outcome of this litigation. However, litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time may adversely impact our operating results or financial condition. Any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations. For more information about current legal proceedings, see "Part II - Other Information, Item 1 Legal Proceedings."

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

        We typically purchase our components and materials through purchase orders, and in general we have no guaranteed supply arrangements with any of these suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. For example, we purchase a specialized type of garnet crystal from Mitsubishi International Corporation, the world's only commercial supplier of this type of garnet crystal. In addition, Fujian Casix Laser, Inc., or Casix, has supplied substantial quantities of our yttrium vanadate crystals to date. JDS Uniphase Corporation, one of our competitors, acquired Casix in May 2000. We have no agreements with Casix to continue to supply us with yttrium vanadate crystals other than purchase orders which have been accepted by Casix. In May 2000, we entered into a three-year supply agreement with Fuzhou Koncent Communication, Inc., or Koncent, formerly Fuzhou Conet Communication, Inc., to supply us with yttrium vanadate crystals. Koncent has only recently begun production of these crystals, and we cannot assure you that Koncent will be able to manufacture crystals that meet our specifications or will be able to meet our anticipated supply requirements. If our relationship with Casix or Koncent, or both, terminates, we may not be able to find another manufacturer that can meet our specifications and anticipated supply requirements, in which case, we may experience difficulty identifying alternative sources of supply for certain components used in our products. In addition, we may need to make advance payments against future orders in order to secure supply. For example, we advanced Koncent RMB 58 million or approximately U.S.$7.0 million in conjunction with our supply agreement with Koncent. If we have to advance further payments to Koncent or to other suppliers, this will reduce our working capital. We may fail to obtain required components in a timely manner in the future. We would experience further delays from evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit the availability. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

        We currently manufacture substantially all of our products in our facilities located in Santa Clara, and San Jose, California and at our first smaller facility in Shenzhen China. We plan to devote significant resources to expand our manufacturing capacity at our second facility in San Jose, California and our significantly larger second facility in Shenzhen, China. We are in the process of fitting up both of these new facilities in San Jose and Shenzhen and any delay in the fit up of these facilities could result in delays of product delivery. We could experience difficulties and disruptions in the manufacture of our products while we transition to these new facilities, which could prevent us from achieving timely delivery of products and could result in lost revenues. We could also face the inability to procure and install the necessary capital equipment, a shortage of raw materials we use in our products, a lack of availability of manufacturing personnel to work in our facilities, difficulties in achieving adequate yields from new manufacturing lines and an inability to predict future order volumes. We may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed, which would negatively impact our revenues, competitive position and reputation. For example, we have experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations. If we are unable to expand our manufacturing capacity in a timely manner, or if we do not accurately project demand, we will have excess capacity or insufficient capacity, either of which will seriously harm our profitability.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

        We have a manufacturing facility located in Shenzhen, China that became operational in June 2000. In addition, in July 2000, we acquired a second facility in Shenzhen, China. These facilities and our ability to operate the facilities may be adversely affected by changes in the laws and regulations of the People's Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. These manufacturing facilities are located on land leased from China's government by Shenzhen New and High-Tech Village Development Co. and the Shenzhen Libaoyi Industry Development Co., Ltd. pursuant to land use certificates and agreements, each with terms of 50 years. We lease the smaller of our manufacturing facilities from Shenzhen New and High-Tech Village Development Co. pursuant to a lease agreement that will expire in November 2002, subject to our option to renew for an additional three-year period. We purchased approximately 43% of the second facility in Shenzhen, China and leased the remainder of the facility for a term of five years from Shenzhen Libaoyi Industry Development Co., Ltd., with an option to purchase the leased portion of the facility during the first three years of the lease term. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

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

        U.S.A. Kaifa Technology, Inc., acquired in August 1999 by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against us in December 1999 in the United States District Court for the Northern District of California, alleging, among other things, that we have infringed some of their intellectual property rights. We cannot be certain that we will be successful in our defense. If we are unsuccessful in defending this action, any remedies awarded to Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action. On February 23, 2000, we filed a motion to dismiss several of Kaifa's claims. On the same date, our employees named in the complaint also filed motions to dismiss Kaifa's complaints against them. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the Court dismissed Kaifa's claim against us for negligent interference with contract with prejudice. Also on May 3, 2000, the Court dismissed Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant.

        On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is unenforceable. Currently, the parties are engaged in fact discovery. For more information about current legal proceedings, see "Part II - Other Information, Item 1 Legal Proceedings."


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

RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 is effective for years beginning after December 15, 1999, and is required to be reported beginning in the quarter ended December 31, 2000. SAB 101 is not expected to have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings- On December 8, 1999, U.S.A. Kaifa Technology, Inc., ("Kaifa"), acquired in August 1999 by E-Tek Dynamics, Inc., which was recently acquired by JDS Uniphase, filed a complaint against us for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against us and adding as defendants ten individuals currently employed by us. In addition to maintaining its original claim of patent infringement against us, Kaifa asserted claims of intentional and negligent interference with contract against us, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that our infringement is willful and seeks enhanced damages and attorneys' fees. On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against us and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is unenforceable. Currently, the parties are engaged in fact discovery.

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

        A former employee filed a lawsuit against us in Santa Clara Superior Court on March 10, 2000 alleging three causes of action of wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The former employee's claims stem from the termination of his employment with us in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of our common stock. We plan to vigorously defend against these claims.

        ITEM 2. Changes in Securities and Use of Proceeds- We conducted our initial public offering ("IPO") on May 18, 2000, pursuant to a Registration Statement on Form S-1 File No. 333-31396). In the IPO, we sold an aggregate of 5,650,000 shares of common stock (including 650,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $20.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $113.0 million for the Company. The aggregate net proceeds were approximately $103.6 million, after deducting underwriting discounts and commissions of approximately $7.9 million and directly paying expenses of the offering of approximately $1.5 million.

        We conducted a follow-on public offering of our common stock on August 11, 2000 pursuant to a Registration Statement on Form S-1 File No. 333-42416). In the Secondary Offering, we sold an aggregate of 4,025,000 shares of common stock (including 525,000 shares sold in connection with the exercise of the underwriters' over-allotment option) at $115.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $462.9 million for the Company. The aggregate net proceeds were approximately $438.8 million, after deducting underwriting discounts and commissions of approximately $23.1 million and directly paying expenses of the offering of approximately $1.0 million.

        We intend to use the net proceeds from these sales of common stock for general corporate purposes, including capital expenditures, primarily for the purchase of equipment and the acquisition of and improvements to our United States and China facilities and working capital. We also intend to use a portion of the net proceeds to fund expected working capital and capital expenditure requirements for our pending acquisitions of JCA Technology, Inc. ("JCA") and Globe Y. Technology, Inc. ("Globe Y"). Additionally, a portion of the proceeds may be used to fund up to $25 million of the $600 million acquisition cost for JCA. In the third quarter of 2000, we used $29.3 million of cash to fund operating activities of $11.4 million, capital expenditures of $12.6 million, and increases in other assets of $5.3 million (primarily advances to suppliers). The amounts we actually expend for working capital and other purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and other factors described under "Risk Factors." Accordingly our management will retain broad discretion in the allocation of the net proceeds of these offerings. We may also use a portion of the net proceeds to acquire products, technologies or additional businesses that are complementary to our current and future business and product lines. From time to time, we engage in discussions with companies regarding potential acquisitions, however, we currently have no material commitments or agreements with respect to any acquisition other than with JCA and Globe Y.

        ITEM 3. Defaults Upon Senior Securities-Not Applicable.

        ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

                a) Exhibits-Exhibit 27.1 -- Financial Data Schedule

                b) Reports on Form 8-K --
                        -Form 8-K filed on October 26, 2000 regarding the
                         signing of a definitive agreement to acquire JCA Technology, Inc.
                        -Form 8-K filed on October 26, 2000 regarding the
                         signing of a definitive agreement to acquire Globe Y. Technology, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 NEW FOCUS, INC.
                                  (Registrant)







DATE:   November 7, 2000            BY:  /s/ Kenneth E. Westrick
     ---------------------             --------------------------

                                    Kenneth E. Westrick
                                    President and
                                    Chief Executive Officer

DATE:  November 7, 2000             BY:  /s/ William L. Potts, Jr.
     ---------------------             --------------------------
                                    William L. Potts, Jr.
                                    Chief Financial Officer

                                 EXHIBIT INDEX
     Exhibit
       No.                          Document
    ---------                       --------

       27.1                 Financial Data Schedule