Form 10-K
period 2000-12-31
NEW FOCUS INC
filed 2001-03-29
CIK 1090215

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-29811

                                NEW FOCUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     INCORPORATED IN THE STATE OF DELAWARE
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 33-0404910

              5215 HELLYER AVENUE, SAN JOSE, CALIFORNIA 95138-1001
                           TELEPHONE: (408) 284-4700

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     On March 20, 2001, 75,864,202 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                NEW FOCUS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   21
Item 4.   Submission of Matters to a Vote of Securities Holders.......   21

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   22
Item 6.   Selected Consolidated Financial Data........................   23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   25
Item 7A.  Qualitative and Quantitative Disclosure of Market Risk......   31
Item 8.   Consolidated Financial Statements and Supplementary Data....   31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   31

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   32
Item 11.  Executive Compensation......................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
Item 13.  Certain Relationships and Related Transactions..............   32

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   32

SIGNATURES............................................................   58

POWER OF ATTORNEY.....................................................   58

INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

ITEM 1. BUSINESS

     In addition to historical information, this Annual Report on Form 10-K (Annual Report) contains predictions, estimates and other forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and
Section 21(c) of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

     - the revenue outlook for future periods including the first and second quarters of 2001 and fiscal year 2001;

     - the effect of lower production volume on our gross margin performance;

     - improvement of our manufacturing efficiencies;

     - anticipated development and release of new products such as our tunable laser for the network;

     - anticipated sources of future revenues;

     - anticipated expenditures for research and development, sales and marketing and general and administrative expenses;

     - the adequacy of our capital resources to fund our operations;

     - the anticipated market trends and uncertainties; and

     - the effectiveness of our current business strategy.

     These statements are only predictions and are subject to risks and uncertainties, including the following:

     - the difficulty of forecasting anticipated revenues due to weakness and uncertainties regarding overall demand within the telecommunications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry;

     - the difficulty of minimizing the negative effect of lower unit volumes on gross margin performance due to the level of fixed manufacturing expenses;

     - our ability to lower production output;

     - our ability to predict manufacturing yields;

     - the challenge of managing inventory levels during periods of weakening demand;

     - our ability to introduce and gain customer acceptance of new products on a timely basis;

     - the difficulty in anticipating the outcome of current litigation; and

     - our ability to generate future revenue from new products commensurate with prior investments in research and development activities.

     In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

     We design, manufacture and market innovative fiber optic products for next-generation optical networks under the Smart Optics for Networks(TM) brand. We have leveraged our extensive experience in advanced optics to develop optical components and modules that enhance network performance by enabling higher channel counts and data rates, longer reach lengths, new service capabilities, and lower costs of ownership. Our high-performance products are compact, consume less power and are designed to be manufacturable in high volumes.

     On January 16, 2001, we acquired JCA Technology, Inc. JCA designs, manufactures, and markets a full line of fiber optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers. This acquisition will add to our products and the capabilities of our high-speed products. By combining our expertise in optics and high-speed opto-electronics with JCA's expertise in microwave electronics and packaging we plan to develop a family of hybrid products that will offer a higher level of integration to our customers.

     On February 15, 2001, we acquired Globe Y. Technology, Inc. Globe Y manufactures fused fiber coupling machines, which will add to our line of telecom manufacturing equipment and supplements our manufacturing capability for telecom products.

INDUSTRY BACKGROUND

     The growing volume of high-speed data traffic over communications networks has dramatically increased the demand for high capacity, or high bandwidth, communications networks. According to RHK, a leading market research and consulting firm, North American Internet traffic will continue its aggressive growth, increasing 200% annually through 2004. This growth is primarily attributable to the increasing use of the Internet among consumer and business users, easier and cheaper access to the Internet, widespread use of e-commerce as a standard mode of business, and the large and growing number of personal computers in the home and the workplace. Network service providers have had difficulty in meeting this increased demand in bandwidth due to significant constraints of the existing communications infrastructure, which was originally designed to carry only voice traffic. To alleviate this bottleneck, network service providers are increasingly deploying next-generation optical networks that address the demand for high-speed communications.

     Optical networks transmit data by pulses of light through an optical fiber. Light through a glass medium can carry more information over longer distances than electrical signals can carry over a copper medium. Optical signals are generated by lasers that produce light at specific wavelengths. A variety of other fiber optic components are used to create, combine, isolate, amplify, split, channel and perform various other functions on these optical signals. Fiber optic components are split into two broad categories: actives, which process both optical and electrical signals, and passives, which process only optical signals.

     Innovations at the fiber optic component level have historically enabled a number of major advances in optical networking systems. Until recently, optical signals carried information on one wavelength. In the last several years, however, components have been developed that are capable of separating light into different specified wavelengths for transmission in an optical fiber, and network systems vendors have used these components to develop enhanced equipment, which have greatly increased network capacity, including wavelength division multiplexing, or WDM systems, that are capable of transmitting data simultaneously on a number of different wavelengths along the same optical fiber.

     In addition to increasing the number of wavelengths, component innovation has also increased the amount of data that can be transmitted per wavelength, or data rate. And as the technology has improved, network service providers have been upgrading the data rates of their optical networks. Today, service providers are beginning to deploy OC-192, or 10 gigabits per second, equipment throughout their networks and are in the early stages of developing and testing equipment with OC-768, or 40 gigabits per second capability, creating a need for innovative components capable of operating at these high speeds.

     Component innovations have also led to the development of the fiber amplifier. A fiber amplifier amplifies the optical signals, resulting in a dramatic increase in the distance over which optical signals can be transmitted without regeneration. Regeneration is the process of converting the signals from optical to electrical and back to optical to restore signal quality and strength. Regeneration requires large, expensive equipment, often in remote locations, which can be costly to deploy, operate and maintain. Fiber amplifiers restore the signal strength without regeneration and result in significantly lower equipment, operations and maintenance costs. Prior to the development of fiber amplifiers, signal attenuation, or loss, limited the distance over which an optical signal could be transmitted without regeneration to approximately 70 kilometers. With fiber amplifiers, optical signals can be transmitted thousands of kilometers. Improvements in fiber amplifiers enable network equipment manufacturers to continue to develop longer reach capability that has led to, among other things, all-optical networks that operate without any regeneration.

     In order to address the growing requirements of communications networks, there is a demand for increasingly sophisticated systems and components. The fiber optic components market, including actives and passives, is one of the fastest growing portions of the telecommunications sector. RHK estimates that the market for fiber optic components for terrestrial dense wavelength multiplexing, or DWDM, alone was approximately $5 billion in 2000 and is expected to grow to over $24 billion by 2004. As a result of the rapid pace of new product introductions and the difficulty of designing and producing the requisite components, systems providers are increasingly turning to suppliers of fiber optic products. These suppliers must offer high performance products that are compact, consume less power and are designed to be manufacturable in high volumes. These new innovative fiber optic products enable systems companies to offer solutions with increased channel counts, higher data rates, longer reach lengths and new services, and which reduce overall network cost of ownership.

COMPANY STRATEGY

     Our objective is to be the leading provider of innovative, fiber optic products that enable our customers to deploy and optimize next-generation optical networks. Key elements of our strategy include:

     Leverage our position as a leading market innovator. We believe that we have a unique combination of component design and systems architecture knowledge, an extensive intellectual property portfolio, and strong management experience in the optical and high technology manufacturing industries. Since 1990, we have focused exclusively on developing optical products and have formed close relationships with leading research and development organizations in addition to optical networking companies. We intend to leverage our position as a leading market innovator in the industry to obtain new customers, partners and employees.

     Focus our research and development efforts on continuing to broaden our product offerings. We believe that the breadth and depth of our product line, including both actives and passives, differentiates us from many of our competitors. We intend to continue to expand the breadth of our product line by developing and offering best-in-class products. We believe we can accomplish this goal by continuing to aggressively invest in product development and by leveraging our existing technological capabilities, including our intellectual property and optical expertise. For example, we are presently leveraging our expertise in tunable lasers for test and measurement to develop advanced tunable transmitters as solutions to replace existing fixed wavelength lasers.

     Collaborate with leading innovative systems companies. We believe that we are integral to the development efforts of our customers, which provides us with unique insight into the requirements of next-generation optical networks. Regular contact with key decision-makers in both service and equipment providers' organizations provides us with opportunities to collaborate with these companies to provide the right solutions, solve implementation problems and aid in the design of future systems architecture. In addition, we believe our ability to design and offer our customers innovative fiber optic products for their system solutions gives us a strategic advantage over our competitors with respect to system design wins. We intend to continue to target our development efforts to both the current systems manufacturers as well as emerging optical systems companies, whose innovative designs, we believe, will drive the next-generation optical network.

     Pursue strategic acquisitions. We intend to continue to leverage our reputation to aggressively pursue strategic acquisitions that can provide us with key intellectual property, strategic products and highly qualified engineering personnel to rapidly increase our technological expertise and expand the breadth of our product portfolio.

PRODUCTS AND TECHNOLOGY

     Our Smart Optics for Networks(TM) products enable our customers to develop next-generation optical networks with increased channel counts, higher data rates, longer reach lengths and new services, and which reduce overall network cost of ownership. Our product offerings are grouped into three primary categories: passives, actives, and photonics tools.

  Passives

     Our passive components are used in the following applications:

     - fiber amplifiers, including erbium-doped fiber amplifiers ("EDFAs") and Raman amplifiers;

     - wavelength management, including optical add-drop and multiplexing-demultiplexing, dispersion compensation; and

     - other optical networking applications.

     Our passive components include the following:

     - C- and L-band optical circulators;

     - polarization beam combiners and splitters;

     - pump-pump combiners;

     - pump-signal combiners;

     - band splitters; and

     - other products in development.

     Our C- and L-band optical circulators are used to route signals to the desired sections of a network, such as in EDFAs or wavelength management applications. Polarization beam combiners and splitters, pump-pump combiners and pump-signal combiners are used in Raman amplifiers and EDFAs for combining the optical power from pump lasers and optical signals. Our band splitters are used to split or combine C- and L-band signals in wavelength management applications. Our passive components feature low loss, wide wavelength performance, compact size, high optical power handling, and cost-effective design. These features result in optical networks with longer reach lengths, increased channel counts, new services, and more cost-effective systems. Our passive components are all tested to Telcordia industry standards for high reliability.

     Our passives components were developed utilizing our technical capabilities in advanced crystal design, optics design and modeling, high power handling design and test, passive athermalization, and advanced fiber optic packaging. Our advanced crystal design technology allows us to tailor crystal materials for novel optical components with high performance and wide wavelength operation, such as for our optical circulators and polarization beam combiners. Our optics design and modeling capabilities produce components with optimized performance and low loss. Our capabilities in high power handling design and test ensure our passive components operate under the highest optical power levels needed for new applications such as Raman amplifiers. Our passive athermalization technology is used to develop new passive components that require no electrical heating or cooling for temperature stabilization. Finally, our advanced fiber optic packaging platform is used in all of our passive components to ensure the highest reliability to Telcordia requirements.

  Actives

     Our actives products include swept-wavelength lasers, test and measurement tunable lasers, network tunable laser modules, and high-speed opto-electronics. These and other actives products are in various stages of production and development. Our high performance swept-wavelength and test and measurement tunable lasers are used for testing and measuring fiber optic components and systems in manufacturing, development and research environments. These lasers provide rapid, precise, and wide tuning or wavelength scanning for efficient testing. We are developing network tunable laser modules to replace conventional fixed wavelength lasers in telecommunications networks. These network tunable laser modules are designed for high output power and wide wavelength range to provide a high degree of flexibility in next-generation networks. Our high-speed products include modulator data drivers and clock drivers operating at OC-192 and OC-48, as well as other products in development. These products are designed to increase the data rate in optical networks.

     Our actives products are based on our technologies in tunable lasers and high-speed opto-electronics. Our tunable laser capabilities include advanced laser design, development and manufacturing, advanced laser packaging for high reliability, dynamic filter technology for wide tuning, advanced thin films for extremely low optical reflections, and integrated wavelength locking technology that results in minimal error in the laser wavelength from the desired channel. These capabilities have resulted in tunable laser products with high output power and wide wavelength coverage. Our high-speed opto-electronics capabilities include analog chip design, photodetector design and advanced manufacturing, packaging and assembly. These capabilities have resulted in our 60 gigahertz photodetector product and electronic amplifier products at speeds greater than 15 gigahertz, while allowing us to develop products that operate at data rates of OC-192 or OC-768.

  Photonics Tools

     We offer a wide range of photonics tools for advanced research, development and manufacturing. These products leverage our core competencies in optics for a number of applications including telecommunications research and product development. For example, our precision opto-mechanics and picomotor products are used for advanced manufacturing of fiber optic components and for research and development of high-speed network products. Our photodetectors, which are devices that convert optical signals to electrical signals faster than the products being measured, are needed to accurately characterize the optical performance of the tested device, and our high-speed photodetectors are being used to develop OC-768 products.

CUSTOMERS

     We sell our fiber optic products to network equipment providers and our advanced photonics tools to customers in the telecommunications, semiconductor, and metrology industries. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively. No single customer accounted for more than 10% of our revenues for the nine-month period ended December 31, 1999.

CUSTOMER AGREEMENTS

     In December 1996, we entered into a development agreement with Hewlett-Packard GmbH, now Agilent Technologies Deutschland GmbH, for the development of tunable laser modules for test and measurement applications that would meet specifications established by Agilent. Pursuant to this development agreement, as amended in November 1997, December 1999 and December 2000, we agreed to develop tunable laser modules for Agilent and Agilent agreed to make installment payments to us to cover part of the development costs of the tunable laser modules with each installment payment payable upon the completion of specified development phases. In addition, the agreement provides for a base price to Agilent per tunable laser module purchased, with increases or decreases in the price based upon increases or decreases in Agilent's list prices to its customers. Effective in the fourth quarter of 2000, we entered into a further agreement with Agilent, whereby the base price is adjusted based upon the sales and manufacturing performances of Agilent and New Focus, respectively. Agilent does not have any minimum purchase obligations, and may stop placing orders with us at any time, regardless of any forecast Agilent has previously provided. Additionally, sales to our customers are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. Agilent has recently reduced its orders with us as a result of the slowdown in the telecommunications industry. Pursuant to these agreements, Agilent has an irrevocable, exclusive, transferable right to manufacture and distribute the product developed by us, and Agilent may manufacture the product itself or have the tunable laser modules manufactured by a third party. We may not sell the tunable laser modules developed under our contract with Agilent to anyone other than Agilent without Agilent's prior written consent.

     In January 2000, we entered into a memorandum of agreement with Alcatel USA in which Alcatel committed to purchase from us a minimum percentage of Alcatel's demand for one of our products. The issuance of purchase orders is subject to receipt of final approval by internal management of Alcatel and to mutually agreed upon terms and conditions. If the required management approval is withheld, Alcatel will not place a purchase order and will not be subject to penalties, costs or other liabilities.

     In January 2000, we entered into an agreement with Corning Incorporated, pursuant to which Corning agrees to pay certain negotiated prices for our products during the term of the agreement and offers prospective price protection to Corning should Corning receive offers from one of our competitors for similar quantity and quality goods under like terms and conditions. Corning is not obligated to purchase any minimum amounts of our products under the terms of the agreement, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The agreement terminates by its terms in December 2001, unless we agree with Corning to extend the term for another one-year period.

     In August 2000, JCA, acquired by us in January 2001, entered into an agreement with Corvis Corporation in which Corvis agreed to purchase one of JCA's amplifier products. The agreement provides that Corvis will submit rolling twelve-month forecasts to JCA. However, orders are not binding on Corvis until Corvis places purchase orders with JCA. The agreement is for a two-year term, with an option to renew the agreement upon mutual agreement of the parties.

SALES, MARKETING AND CUSTOMER SUPPORT

     We focus our sales and marketing efforts on a select set of key customers. We take a collaborative approach with our customers and establish relationships at all levels -- engineering, procurement, and senior management. By actively collaborating with world-class network system providers, we develop a clear understanding of the needs in the marketplace. Our collaborative approach allows us to rapidly respond to customer needs and to stay at the forefront of the technology required for next-generation networks.

     We sell and market our fiber optic products primarily through our direct sales force. We sell and market our photonics tools primarily through a combination of direct sales, catalog sales and distributors. We focus our direct sales efforts on optical network equipment manufacturers. Our direct sales account managers cover the market on an assigned account basis. We believe that support services are essential to the successful installation and ongoing support of our products. Our support services include customer service and technical support. Our customer service representatives assist customers with orders, returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product related questions as well as application support relating to the use of our products in the customer's applications. These engineers also help to define the features that are required for our products to be successful in specific applications.

MANUFACTURING

     We manufacture the majority of our products. We do, however, outsource on a limited basis manufacturing of selected subcomponents, primarily for our commercial photonics products. We have manufacturing operations in San Jose, California, Santa Clara, California, Camarillo, California, Fremont, California, Middleton, Wisconsin and Shenzhen, China. We are currently expanding our manufacturing facilities in San Jose, California and Shenzhen, China. In addition, in conjunction with our acquisition of JCA in January 2001, we are expanding our manufacturing facilities in Camarillo, California. In March 2001, we announced that we would slow the rate of production in our U.S. and China factories to bring production in line with lower unit demand anticipated for the first half of 2001. We will complete facility construction projects that are currently underway but will not add production equipment in these new facilities until demand merits.

     We are committed to designing and manufacturing high quality products that have been thoroughly tested for reliability and performance. Our manufacturing processes utilize stringent quality controls, including incoming material inspection, in-process testing and final test. We perform extensive in-house thermal, shock and environmental testing, including testing to industry accepted standards developed by Telcordia, a company that provides certain centralized research and standard coordination for Regional Bell Operating Companies.

Our products are designed to be fully compliant with standards for quality and interoperability with existing installation and maintenance systems. As a result of our continuing commitment to manufacturing high quality products, our operations in San Jose and Santa Clara, California and Shenzhen, China are each ISO certified.

     We will also continue to leverage our competencies in rapid prototyping, automation and proprietary tools and processes to improve our manufacturing abilities.

     Rapid prototyping. As advances in optical network technologies accelerate, the time required to introduce new products into the market needs to be minimized. Our capabilities include precision machining and advanced tooling design for quick turn implementation of new designs into product prototypes. These capabilities result in reduced development times for new products and support yields and capacity improvement efforts within manufacturing.

     Automation and proprietary tools and processes. Traditional manufacturing processes for fiber optic components and modules are highly manual, yet require high precision and high yields. We have developed automated precision processes and proprietary tools to increase our manufacturing yields and capacity. For example, we have developed robotics technology with pick-and-place capability at the one micro-meter level. We will continue to seek opportunities for automation to increase yields and capacity.

RESEARCH AND DEVELOPMENT

     We have assembled a team of engineers, technicians and operators with significant experience in highly specialized manufacturing industries such as optical networking, semiconductor capital equipment, optical storage, and communications. Our product development efforts focus on high-speed opto-electronics, innovative fiber optic products and advanced automation techniques, which will enable us to offer next-generation products in volume.

     We have made, and will continue to make, a substantial investment in research and development. Our gross research and development expenses, excluding funding received from research and development contracts, totaled $27.2 million for the fiscal year ended December 31, 2000, $8.4 million for the nine-month period ended December 31, 1999 and $9.1 million for the fiscal year ended March 31, 1999.

COMPETITION

     Competition in the optical component and module market is intense. We face competition from companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation. Some of our competitors, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation are also our customers. Lucent Technologies and Nortel Networks Corporation are vertically integrated and provide both entire fiber optic systems and the components that comprise fiber optic systems. We compete with these companies with respect to the development, marketing and sale of fiber optic components. In some cases, we supply test equipment and photonics tools to competitors of our fiber optics components business.

     Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, some of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better developed distribution channels, broader product offerings and greater manufacturing capacity than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors.

     The principal factors upon which we compete are:

     - the innovative nature and features of fiber optic component products;

     - ability to rapidly develop and introduce new products;

     - responsive customer service and support; and

     - price.

     We believe we compete favorably on each of these factors.

INTELLECTUAL PROPERTY

     Our success and ability to compete depend substantially upon our technology. We pursue patent protection in the United States and abroad, and as of December 31, 2000 we have been granted 29 U.S. patents and one European patent. As of December 31, 2000, we have 47 U.S. utility filings, of which three have been allowed by the U.S. Patent and Trademark Office, 13 U.S. provisional filings and 22 overseas filings in various stages of prosecution, and we continue to file new patent applications in the United States and overseas. The expiration dates of our patents range from May 25, 2009 to August 17, 2018.

     While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as our existing contracts with equipment manufacturers, our licensing agreements with companies and universities, the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technologies.

     We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our proprietary information. Our confidentiality agreements generally prohibit the disclosure or use of the technology being evaluated or licensed. From time to time we license our technology to various third parties pursuant to non-exclusive license agreements that prohibit the disclosure or use of the technology except as set forth in the agreements. Despite these efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

     Substantial litigation regarding intellectual property rights exists in each of the market segments in which we participate. We expect that the optical networking industry may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. We are currently defending a claim brought against us by U.S.A. Kaifa Technology, Inc., which was acquired by E-Tek Dynamics, Inc., which has been acquired by JDS Uniphase, alleging, among other things, that we have infringed some of their intellectual property rights. We cannot make any assurances that additional third parties in the future will not claim infringement by us with respect to our products and our associated technology. The Kaifa claim and other claims of this kind in the future, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, result in injunctions against us, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements of this kind, if required, may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us and failure or inability by us to license the infringed or similar technology could harm our business.

EMPLOYEES

     At December 31, 2000, we had a total of 1,622 employees located in both the United States and the People's Republic of China. Of the total, 1,327 were in manufacturing, 162 were in research and development, 33 were engaged in sales and marketing, and 100 were in administration. None of our employees are subject to a collective bargaining agreement.

     During January and February 2001, we added approximately 230 employees as a result of our acquisitions of JCA Technology, Inc. and Globe Y. Technology, Inc.

     In March 2001, we announced that we would slow the rate of production in our U.S. and China factories to bring production in line with anticipated lower demand for the first half of 2001. To accomplish this goal, we furloughed approximately 260 direct production employees in training at our China operations and reduced our U.S. workforce by approximately 70 people, predominantly direct labor employees.

     As of March 20, 2001, we employ approximately 1,725 employees.

RISK FACTORS

     You should carefully consider the risks described below and all of the information contained in this Annual Report. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We incurred net losses of $36.0 million for the fiscal year ended December 31, 2000, $7.7 million for the nine-month period ended December 31, 1999, and $5.0 million for our fiscal year ended March 31, 1999. As of December 31, 2000, we had an accumulated deficit of $51.5 million. In March 2001 we announced lower net revenue guidance for our fiscal year ending December 30, 2001 from $240 million to $170-190 million due to the unanticipated widespread softening of the U.S. economy and the telecommunications industry. We have experienced order cancellations and extensions of product shipment dates by our customers who are adjusting their inventory levels in response to slower industry growth. These cancellations and extensions adversely impact our revenues and have resulted in higher inventory levels than required to support our current sales forecast. These conditions may significantly delay, and could prevent, our ability to operate profitably. We expect to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Additionally, the Company has recently completed two acquisitions and will record significant intangible assets based on the underlying book value of the assets of the two companies acquired. Amortization of these intangible assets and other acquisition-related charges will reduce the Company's profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

ORDER CANCELLATIONS AND EXTENSIONS OF PRODUCT SHIPMENT DATES BY SOME OF OUR CUSTOMERS WILL ADVERSELY IMPACT OUR OPERATING RESULTS.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. We have recently experienced order cancellations and extensions of product shipment dates by some of our customers. If these or other current customers stop placing orders, or further reduce orders, we may not be able to replace these orders with orders from new customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers or further significant reductions in sales to these customers would reduce our net revenues from the levels currently expected.

WE HAVE ONLY RECENTLY BEGUN SELLING FIBER OPTIC PRODUCTS TO THE
TELECOMMUNICATIONS INDUSTRY, AND WE MAY NOT ACCURATELY PREDICT OUR REVENUES FROM THESE PRODUCTS, WHICH COULD CAUSE QUARTERLY FLUCTUATIONS IN OUR NET REVENUES AND RESULTS OF OPERATIONS AND MAY RESULT IN VOLATILITY OR DECLINES IN OUR STOCK PRICE.

     We have only recently begun selling our fiber optic products to the telecommunications industry, and we have only generated revenues from the sale of these products since March 1999. Moreover, our ability to accurately forecast revenues is impacted by weaknesses and uncertainties regarding overall demand within the telecommunications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry. Because we have only recently begun to sell these products, we have in the past and may in the future be unable to accurately forecast our revenues from sales of these products, and we have limited meaningful historical financial data upon which to plan future operating expenses. In March 2001, we announced lower net revenue guidance for our fiscal year ending December 30, 2001 from $240 million to $170-190 million due to the unanticipated widespread softening of the U.S. economy and the telecommunications industry. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SALES TO THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. The loss of any of these customers or a significant reduction in sales to these customers could adversely affect our revenues.

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

     The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

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

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICES OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

     We have experienced decreases in the average selling prices of some of our products, including most of our passive component products. We anticipate that as products in the optical component and module market become more commoditized, the average selling prices of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make our efforts to increase our sales volume difficult. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain or improve our gross margins, our financial position may be harmed and our stock price may decline.

RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER.

     Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. We recently announced our plan to deliver samples of our new tunable laser product to systems provider customers in April 2001, with production to start in late 2001. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

WE HAVE RECENTLY ACQUIRED TWO BUSINESSES. IF WE EXPERIENCE DIFFICULTY IN INTEGRATING THESE NEW ACQUISITIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. ANY ACQUISITIONS WE MIGHT MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     We recently acquired JCA Technology, Inc. and Globe Y. Technology, Inc. The efficient integration of these businesses into our organization will be important to our success. If our integration efforts are unsuccessful, our business will suffer. We expect to spend significant resources to integrate these businesses into our organization. Our headcount increased by approximately 230 employees as a result of the acquisitions, and these new employees must be integrated with our existing employees. Both JCA and Globe Y were privately held and may require substantial investments in operational and financial infrastructure to ensure that their systems and processes adequately support operating as a publicly held organization. Each of these organizations will also need additional investments in manufacturing infrastructure in order to ramp production volumes. A key employee of JCA previously owned substantially all of the stock of JCA, and a key employee of Globe Y previously owned all the stock of Globe Y. Although each of these individuals has executed employment agreements with the Company, we cannot assure you that we can retain either or both of these individuals. We have limited experience with integrating acquired businesses into our organization. Our integration efforts may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. If we are unable to integrate these companies into our organization in a timely and effective manner, our business and our operating results will be adversely affected.

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

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

     Competition in the optical component and module market in which we compete is intense. We face competition from public companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. For example, JDS Uniphase Corporation acquired E-Tek Dynamics in June 2000 and acquired SDL, Inc. in February 2001. Such acquisitions could give our competitors a strategic advantage. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. For example, Lucent Technologies has announced that it intends to spin-off its microelectronics business, including Lucent's optoelectronics components and integrated circuits division. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

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

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CONTINUE TO CAUSE VOLATILITY IN OUR STOCK PRICE.

     The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical component and module market, we cannot predict the length of these sales and development cycles. The recent slowdown in the U.S. economy has resulted in order cancellations and extensions of product shipment dates by our customers. These long sales cycles, coupled with the uncertain affects of the slowdown in the U.S. economy, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Except for certain employment agreements entered into in connection with our acquisitions of JCA and Globe Y, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

     We recently furloughed approximately 260 direct production employees currently in training at our operations in Shenzhen, China. We also reduced our U.S. workforce by approximately 70 people, predominantly direct labor employees. However, we will continue to hire selectively in the engineering, sales and marketing and administrative functions. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

WE HAVE LIMITED PRODUCT OFFERINGS, AND IF THE CURRENT DECLINE IN DEMAND FOR THESE PRODUCTS CONTINUES OR FAILS TO DEVELOP AS WE EXPECT, OUR NET REVENUES WILL DECLINE.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the fiscal year ended December 31, 2000, we derived approximately 37% and 14%, respectively, of our net revenues from our circulators and tunable laser modules for test and measurement. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical component and module products has declined as a result of the recent slowdown in the economy and we have recently experienced order cancellations and delays in product shipment dates by our customers. Aside from the current slowdown in the telecommunications industry, continued and widespread market acceptance of our products is critical to our future success. We cannot assure you that, once the telecommunication industry conditions improve, our current products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our net revenues.

IF WE FAIL TO ACCURATELY TIME OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

     We face a challenge in accurately timing the installation of our manufacturing capacity with the demand for our products. Throughout 2000 we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. At December 31, 2000, we had a total of 1,622 employees, up from 289 employees at December 31, 1999. As a result of the recent, and sudden, order cancellations and extensions of product shipment dates by our customers, we are slowing the rate of production in our U.S. and China factories. We recently reduced our U.S. workforce by approximately 70 people and furloughed approximately 260 direct production employees currently in training at our China operations. We intend to complete construction of facilities currently underway, but we are curtailing efforts to install equipment in these facilities until market conditions improve. We believe this approach will allow us to quickly ramp production if unit demand for our products merits. However, if demand for our products continues to decline, we may have more employees and facility space than necessary to deliver our products, which would adversely impact our ability to achieve profitability, and could require us to further reduce the size of our operations.

     Despite our recent announcement to slow down expansion of our business, we still face challenges as a result of our rapid expansion over the past year. We currently operate facilities in San Jose, California, Santa Clara, California, Camarillo, California, Fremont, California, Middleton, Wisconsin and Shenzhen, China. The increase in employees as a result of the acquisitions and the growth in our operations over the past year, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. The failure to effectively manage our recent growth and to accurately time any future growth with market demand for our products could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

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

WE MAY BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

     We may from time to time become involved in various lawsuits and legal proceedings. For example, in March 2000, a former employee filed a complaint against us in Santa Clara Superior Court. The former employee is alleging wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of the Company's common stock. In September 2000 the parties participated in mediation but were unable to reach resolution. The parties are currently in the process of completing discovery. The Company will be filing a motion to dismiss shortly as to the causes of action for breach of contract and fraud. A trial date has not yet been set. Litigation is subject to inherent uncertainties, and an adverse result in this or other matters that may arise from time to time may adversely impact our operating results or financial condition.

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc. et al., Civil Action No. 01-1020, was filed against the Company and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions were filed thereafter against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. Those actions are Rosen v. New Focus, Inc., et al., Civil Action No. 01-1065, Solomon v. New Focus, Inc., et al., Civil Action No. 01-2023, Speck v. New Focus, Inc., et al., Civil Action No. 01-1093, Deutch v. New Focus, Inc., et al., Civil Action No. 01-1123, and Connors v. New Focus, Inc., et al., Civil Action No. 01-1148. We intend to vigorously defend against these claims.

     Any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations. For more information about current legal proceedings, see "Part I, Item 3 -- Legal Proceedings."

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal year ended December 31, 2000, 30.7% of our net revenues were from international sales. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to risks including the following:

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

ELECTRICAL BLACKOUTS AND OTHER BUSINESS INTERRUPTIONS COULD ADVERSELY EFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and carry only a limited amount of business interruption insurance to compensate us for losses that may occur. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power in the state. We currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Any losses or damages incurred by us as a result of blackouts or other business interruptions could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

IF WE DO NOT ACCURATELY PROJECT DEMAND FOR OUR PRODUCTS, WE WILL HAVE EXCESS MANUFACTURING CAPACITY OR INSUFFICIENT MANUFACTURING CAPACITY, EITHER OF WHICH WILL SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

     We currently manufacture substantially all of our products in our facilities located in Santa Clara, San Jose and Camarillo, California and in Shenzhen, China. Based on the recent and sudden change in U.S. economic conditions, we now expect lower demand for our products in 2001. We recently announced that we will slow the rate of production in our U.S. and China factories to bring production in line with the lower unit demand anticipated for the first half of 2001. To accomplish this goal, we will immediately furlough approximately 260 direct production employees currently in training at our operations in Shenzhen, China. We will further lower production output through the adjustment of work schedules at our China manufacturing facilities. We plan to complete facility construction projects that are currently underway, in particular the second phase of our second and larger manufacturing facility in Shenzhen, China, but will not add production equipment in these new facilities until demand merits. These actions will allow us to lower production output during the first half of 2001 while retaining flexibility to meet demand if it should increase in the near future. We expect that the production slowdown will negatively impact our gross margins during the first half of 2001. If we fail to accurately coordinate our facility build out schedule with demand for our products in the future, we will have excess capacity or insufficient capacity, either of which will seriously harm our results of operations.

     Furthermore, we may experience delays, disruptions or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed beyond the revised shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. For example, we have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations.

OUR FAILURE TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS COULD CAUSE US TO INCUR ADDITIONAL COSTS, HAVE EXCESS INVENTORIES OR HAVE INSUFFICIENT MATERIALS TO BUILD OUR PRODUCTS, ANY OF WHICH COULD HARM OUR RESULTS OF OPERATIONS.

     We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Recent order cancellations and extension of product delivery dates by our customers have created a risk of material obsolescence due to our overestimation of component and material requirements for our manufacturing facilities. Additionally, in order to avoid excess material inventories we may incur cancellation charges associated with modifying existing purchase orders with our vendors.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED AND OUR REVENUES MAY SUFFER.

     The manufacture of our products involves complex and precise processes. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to our results of operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have in the past experienced lower than targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. We may experience lower than targeted product yields in the future which could adversely affect our operating results.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

     We have a manufacturing facility located in Shenzhen, China that became operational in June 2000. In addition, in July 2000, we acquired a second facility in Shenzhen, China. These facilities and our ability to operate the facilities may be adversely affected by changes in the laws and regulations of the People's Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. These manufacturing facilities are located on land leased from China's government by Shenzhen New and High-Tech Village Development Co. and the Shenzhen Libaoyi Industry Development Co., Ltd. pursuant to land use certificates and agreements, each with terms of 50 years. We lease the smaller of our manufacturing facilities from Shenzhen New and High-Tech Village Development Co. pursuant to a lease agreement that will expire in November 2002, subject to our option to renew for an additional three-year period. We purchased the second facility in Shenzhen, China. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

     We believe that our operations in Shenzhen, China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. China's economy differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, China's economy has been primarily a planned economy subject to state plans. Since 1978, China's government has been reforming its economic and political systems. Reforms of this kind have resulted in significant economic growth and social change. We cannot assure you that China's policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the political, economic or social conditions in China.

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

     We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components or materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD SERIOUSLY HARM OUR ABILITY TO USE OUR PROPRIETARY TECHNOLOGY TO GENERATE REVENUE.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may issue will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Our contract with Agilent provides Agilent the right to manufacture our products using our proprietary intellectual property if Agilent terminates the contract for cause, including if we are unable to supply specified quantities of our products to Agilent. The contract contains a confidentiality provision designed to prevent misappropriation of our intellectual property. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

     On December 8, 1999, U.S.A. Kaifa Technology, Inc., or Kaifa, acquired by E-Tek Dynamics, Inc., which was acquired by JDS Uniphase, filed a complaint against us for patent infringement in the United States District Court for the Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against us and adding as defendants ten individuals currently employed by us. In addition to maintaining its original claim of patent infringement against us, Kaifa asserted claims of intentional and negligent interference with contract against us, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief, and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that our infringement is willful and seeks enhanced damages and attorneys fees.

     On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the Court dismissed Kaifa's claim for negligent interference with contract against us and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant.

     On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is unenforceable. Currently, the parties are engaged in fact and expert discovery. A claim construction hearing regarding the asserted patent claims was held in January 2001, however no ruling has yet been delivered by the court. Trial is scheduled for October 2001.

     To date, we have spent nearly $1.0 million defending this action. If we are unsuccessful in defending this action, any remedies awarded Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action. For more information about current legal proceedings, see "Part I, Item
3 -- Legal Proceedings."

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

     For more information about current legal proceedings, see "Part II -- Other Information, Item 1 -- Legal Proceedings."

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

ITEM 2. PROPERTIES

     Our corporate headquarters facility of approximately 130,000 square feet is located in San Jose, California. We lease our corporate headquarters facility pursuant to a lease agreement that expires in August 2007. We also have facilities of 52,000 square feet in San Jose and 55,000 square feet in Santa Clara, California.

     We own a 243,000 square foot manufacturing facility in Shenzhen, China. We have a second Shenzhen facility of approximately 20,000 square feet located on land leased from China's government by the Shenzhen New and High-Tech Village Development Co. under land use certificates and agreements with terms of 50 years. We lease this manufacturing facility from the Shenzhen New and High-Tech Village Development Co. under a lease agreement that will expire in November 2002, subject to our option to renew for an additional three-year period. In addition, in January 2001, we purchased six acres of land in Shenzhen for future development.

     Our newly acquired JCA Technology subsidiary leases 42,000 square feet in Camarillo, California. In January 2001, we entered into a ten-year lease for a new facility of 145,000 square feet in Camarillo. We plan to vacate the existing Camarillo facility and occupy the new facility beginning late in 2001 or early 2002.

ITEM 3. LEGAL PROCEEDINGS

     On December 8, 1999, U.S.A. Kaifa Technology, Inc., or Kaifa, acquired by E-Tek Dynamics, Inc., which was acquired by JDS Uniphase, filed a complaint against us for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against us and adding as defendants ten individuals currently employed by us. In addition to maintaining its original claim of patent infringement against us, Kaifa asserted claims of intentional and negligent interference with contract against us, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and permanent injunctive relief, and specific enforcement of the individual defendants' alleged contractual obligations. Kaifa alleges that our infringement is willful and seeks enhanced damages and attorneys fees.

     On April 28, 2000, Kaifa voluntarily dismissed its claims against two of the individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against us and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, we answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by us, is invalid and/or is unenforceable. Currently, the parties are engaged in fact and expert discovery.

     We intend to defend the action vigorously. A claim construction hearing regarding the asserted patent claims was held in January 2001; however, no ruling has yet been delivered by the court. Trial is scheduled for October 2001. If we are unsuccessful in defending this action, any remedies awarded to Kaifa may harm our business. Furthermore, defending this action will be costly and divert management's attention regardless of whether we successfully defend the action.

     A former employee filed a lawsuit against us in Santa Clara Superior Court on March 10, 2000 alleging three causes of action of wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing, and fraud. The former employee's claims stem from the termination of his employment with us in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of our common stock. We intend to vigorously defend against these claims. In September 2000 the parties participated in mediation but were unable to reach resolution. The parties are currently in the process of completing discovery. We will be filing a motion to dismiss shortly as to the causes of action for breach of contract and fraud. We are currently in the process of taking depositions. A trial date has not yet been set.

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc. et al., Civil Action No. 01-1020, was filed against the Company and several of its officers and directors in the United States District Court for Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions were filed thereafter against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. Those actions are Rosen v. New Focus, Inc., et al., Civil Action No. 01-1065, Solomon v. New Focus, Inc., et al., Civil Action No. 01-2023, Speck v. New Focus, Inc., et al., Civil Action No. 01-1093, Deutch v. New Focus, Inc., et al., Civil Action No. 01-1123, and Connors v. New Focus, Inc., et al., Civil Action No. 01-1148. We intend to vigorously defend against these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "NUFO" since May 18, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

                                                             HIGH       LOW
                                                            -------    ------
2000
  Second Quarter (since May 18, 2000).....................  $100.00    $45.25
  Third Quarter...........................................  $158.00    $73.73
  Fourth Quarter..........................................  $ 89.56    $17.13
2001
  First Quarter (through March 20, 2001)..................  $ 60.19    $13.75

     On March 20, 2001 the reported last sale price of the common stock on the Nasdaq National Market was $17.06. As of February 28, 2001 there were in excess of 400 stockholders of record.

     We filed a Registration Statement on Form S-1 that was declared effective by the SEC on May 17, 2000. On May 18, 2000, New Focus shares commenced trading and we completed the sale of all 5,650,000 registered shares of common stock at a price of $20.00 per share in the initial public offering pursuant to the Registration Statement. The net proceeds received by us after deducting underwriting discounts, commissions and other issuance costs of approximately $9.5 million were approximately $103.5 million.

     Immediately prior to the closing of the offering, all of the outstanding shares of convertible preferred stock were automatically converted into 42,060,284 shares of common stock.

     We filed a second Registration Statement on Form S-1 that was declared effective by the SEC on August 10, 2000. On August 11, 2000, we completed the sale of all 4,025,000 registered shares of common stock at a price of $115.00 per share in the secondary public offering pursuant to the Registrant Statement. The net proceeds received by us after deducting underwriting discounts, commissions and other issuance costs of approximately $24.0 million were $438.9 million.

     We have never declared or paid any dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data and other operating information. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                      FISCAL YEAR     NINE MONTHS
                                         ENDED           ENDED         FISCAL YEAR ENDED MARCH 31,
                                      DECEMBER 31,    DECEMBER 31,    -----------------------------
                                          2000            1999         1999       1998       1997
                                      ------------    ------------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Net revenues......................    $ 80,358        $18,101       $17,285    $15,482    $10,543
  Cost of net revenues..............      64,346         12,525         9,225      8,186      5,946
                                        --------        -------       -------    -------    -------
     Gross profit...................      16,012          5,576         8,060      7,296      4,597
  Operating Expenses:
     Research and development,
       net..........................      26,391          7,352         7,379      3,721      3,115
     Sales and marketing............       5,880          2,982         2,987      2,193      1,662
     General and administrative.....       9,813          2,704         2,360      1,355      1,269
     Deferred compensation..........      23,747            132            --         --         --
                                        --------        -------       -------    -------    -------
          Total operating
            expenses................      65,831         13,170        12,726      7,269      6,046
                                        --------        -------       -------    -------    -------
  Operating income (loss)...........     (49,819)        (7,594)       (4,666)        27     (1,449)
  Interest and other income
     (expense), net.................      13,851            (81)         (303)      (303)      (210)
                                        --------        -------       -------    -------    -------
  Loss before provision for income
     taxes..........................     (35,968)        (7,675)       (4,969)      (276)    (1,659)
  Provision for income taxes........           6              2             2         10          2
                                        --------        -------       -------    -------    -------
  Net loss..........................    $(35,974)       $(7,677)      $(4,971)   $  (286)   $(1,661)
                                        ========        =======       =======    =======    =======
  Basic and diluted net loss per
     share..........................    $  (0.92)       $ (3.11)      $ (2.18)   $ (0.25)   $ (1.52)
                                        ========        =======       =======    =======    =======
  Shares used to compute basic and
     diluted net loss per share.....      38,914          2,468         2,284      1,148      1,096
                                        ========        =======       =======    =======    =======

                                                                                MARCH 31,
                                      DECEMBER 31,    DECEMBER 31,    -----------------------------
                                          2000            1999         1999       1998       1997
                                      ------------    ------------    -------    -------    -------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and
     short-term investments.........    $485,493        $28,067       $    51    $   196    $   250
  Working capital...................     501,983         29,026           479      1,166        616
  Total assets......................     600,944         44,852         8,240      8,197      5,564
  Long-term debt, less current
     portion........................         111            368           588         79        129
  Total stockholders' equity (net
     capital deficiency)............     567,110         35,013        (1,183)      (702)      (431)

     The following is a summary of our quarterly results for the calendar years ended December 31, 2000 and 1999.

                                                                            THREE MONTHS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   OCT. 1,    JULY 2,    APRIL 2,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                            2000       2000       2000       2000       1999       1999        1999       1999
                                          --------   --------   --------   --------   --------   ---------   --------   ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
QUARTERLY STATEMENT OF OPERATIONS DATA:
  Net revenues..........................  $ 33,875   $ 22,250   $ 14,451   $  9,782   $ 6,845     $ 6,675    $ 4,581     $ 4,741
  Cost of net revenues..................    23,256     17,248     13,056     10,786     5,337       4,367      2,821       2,600
                                          --------   --------   --------   --------   -------     -------    -------     -------
    Gross profit (loss).................    10,619      5,002      1,395     (1,004)    1,508       2,308      1,760       2,141
  Operating Expenses:
    Research and development, net.......    10,620      7,270      4,892      3,609     3,501       2,259      1,592       2,129
    Sales and marketing.................     1,789      1,526      1,465      1,100     1,126         930        926         874
    General and administrative..........     3,483      2,538      2,368      1,424     1,159         940        605         636
    Deferred compensation...............     4,812      5,879      7,508      5,548        94          29          9          --
                                          --------   --------   --------   --------   -------     -------    -------     -------
        Total operating expenses........    20,704     17,213     16,233     11,681     5,880       4,158      3,132       3,639
                                          --------   --------   --------   --------   -------     -------    -------     -------
  Operating loss........................   (10,085)   (12,211)   (14,838)   (12,685)   (4,372)     (1,850)    (1,372)     (1,498)
  Interest and other income (expense),
    net.................................     7,834      5,082        711        224       (19)         33        (95)        (96)
                                          --------   --------   --------   --------   -------     -------    -------     -------
  Loss before provision for income
    taxes...............................    (2,251)    (7,129)   (14,127)   (12,461)   (4,391)     (1,817)    (1,467)     (1,594)
  Provision for income taxes............         4          2         --         --         2          --         --           2
                                          --------   --------   --------   --------   -------     -------    -------     -------
  Net loss..............................  $ (2,255)  $ (7,131)  $(14,127)  $(12,461)  $(4,393)    $(1,817)   $(1,467)    $(1,596)
                                          ========   ========   ========   ========   =======     =======    =======     =======
  Basic and diluted net loss per
    share...............................  $  (0.04)  $  (0.12)  $  (0.45)  $  (2.12)  $ (1.74)    $ (0.74)   $ (0.61)    $ (0.66)
                                          ========   ========   ========   ========   =======     =======    =======     =======
  Shares used to compute basic and
    diluted net loss per share..........    60,463     58,140     31,691      5,891     2,530       2,455      2,419       2,406
                                          ========   ========   ========   ========   =======     =======    =======     =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We design, manufacture and market innovative fiber optic products for next-generation optical networks under the Smart Optics for Networks(TM) brand. We were founded in April 1990 and initially developed and offered advanced optical products principally for research and commercial applications. In January 1997, we began development of a high performance tunable laser module, a laser module with a dynamically adjustable wavelength, for test and measurement in the manufacturing and development of optical networking products. In May 1998, we began leveraging our extensive experience in advanced optics to develop optical components and modules that enhance network performance by enabling higher channel counts and data rates, longer reach lengths, new service capabilities, and lower costs of ownership. Our high-performance products are compact, consume less power and are designed to be manufacturable in high volumes.

     We currently derive revenues from the sales of two product groups, telecom products and photonics tools. Throughout fiscal 1999, comprised of the twelve-month period ended March 31, 1999, substantially all of our revenues were generated from sales of photonics tools products. Our photonics tools products include advanced photonics tools, which are primarily used for commercial and research applications in a wide variety of industries. Beginning in 1999, we began to derive an increasing amount of our revenues from sales of telecom products. Our telecom products include fiber amplifier products, wavelength management products, high-speed opto-electronics and tunable laser modules. We sell these products primarily to manufacturers of networking and test equipment in the optical telecommunications market. For the nine-month period ended December 31, 1999, sales of our telecom products accounted for 27.6% of overall net revenues. For the fiscal year ended December 31, 2000, sales of our telecom products accounted for 66.7% of overall net revenues and are expected to continue to increase as a percentage of our overall net revenues. In the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of our net revenues, respectively.

     In March 2001 we announced lower net revenue guidance for our fiscal year ending December 30, 2001 from $240 million to $170-190 million due to the unanticipated widespread softening of the U.S. economy and the telecommunications industry. We currently expect net revenue for the first quarter of 2001 to be approximately $38 - 41 million.

     On January 16, 2001, we acquired JCA Technology, Inc., a designer, manufacturer and marketer of a full line of fiber optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.9 million in a transaction to be accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We will record $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. The remaining 128,000 shares of restricted stock will vest upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied. JCA will operate as a wholly owned subsidiary of New Focus.

     On February 15, 2001, we acquired Globe Y. Technology, Inc., a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we will record approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Globe Y will operate as a wholly owned subsidiary of New Focus.

     We market and sell our telecom products predominantly through our direct sales force. To date, most of our direct sales have been in North America, however, we recently began marketing and selling our telecom products internationally, principally in Europe. We market and sell our photonics tools products through a combination of catalog sales, international distributors and direct sales primarily in the United States, Europe and Asia. For the year ended December 31, 2000, 30.7% of our net revenues were from international sales. Of our international sales, 60.8% were from telecom products and 39.2% were from photonics tools products.

     Our cost of net revenues consists of raw materials, direct labor and manufacturing overhead, which includes, among other costs, production start-up and prototype costs. In addition, we rely on contract manufacturers for some of our key components, which are included in our cost of net revenues.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, materials costs and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. In addition, from time to time, we receive funding for research and development projects. For fiscal year 2000, the nine-month period ended December 31, 1999 and fiscal year 1999, we received $774,000, $1.0 million and $1.7 million, respectively, for research and development activities, which was used to offset research and development costs. The majority of this funding was from government agency contracts. We expect to focus less on funded research and development projects and therefore expect such funding to continue to decline in future periods. We believe that a significant level of investment for product research and development is required to remain competitive. Accordingly, we expect to continue to devote substantial resources to product research and development, and we expect our research and development expenses will continue to increase in absolute dollars.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to expand our sales and marketing operations and efforts substantially for our telecom products, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that any increased expenditures will result in higher net revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers. We believe that continued investment in sales and marketing is critical to our success and expect these expenses will increase in absolute dollars in the future.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, facilities and human resources personnel, recruiting expenses, professional fees and costs associated with expanding our information systems. We expect these expenses will increase in absolute dollars as we continue to add personnel and incur additional costs related to the growth of our business and our acquisitions of JCA and Globe Y.

     In connection with the grant of stock options to our employees, we recorded deferred compensation of approximately $50.3 million through December 31, 2000, representing the difference between the estimated fair market value of the common stock for accounting purposes and the option exercise price at the date of grant. These amounts are being amortized using the graded vesting method over the vesting period of the stock options, which for us is generally five years from the date of grant.

RESULTS OF OPERATIONS

     You should be aware that we changed our fiscal year end to December 31 in December 1999. Our previous fiscal years ended March 31. Fiscal year 1999 refers to the twelve-month period ended on March 31, 1999.

                                                         FISCAL YEAR     NINE MONTHS     FISCAL YEAR
                                                            ENDED           ENDED           ENDED
                                                         DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                                             2000            1999           1999
                                                         ------------    ------------    -----------
SUMMARY OF OPERATIONS DATA:
  Net revenues.........................................      100.0%          100.0%         100.0%
  Cost of net revenues.................................       80.1            69.2           53.4
                                                            ------          ------         ------
     Gross profit......................................       19.9            30.8           46.6
  Operating Expenses:
     Research and development, net.....................       32.8            40.6           42.7
     Sales and marketing...............................        7.3            16.5           17.3
     General and administrative........................       12.2            14.9           13.6
     Deferred compensation.............................       29.6             0.7             --
                                                            ------          ------         ------
          Total operating expenses.....................       81.9            72.7           73.6
                                                            ------          ------         ------
  Operating loss.......................................      (62.0)          (41.9)         (27.0)
  Interest and other income (expense), net.............       17.2            (0.5)          (1.8)
                                                            ------          ------         ------
  Loss before provision for income taxes...............      (44.8)          (42.4)         (28.8)
  Provision for income taxes...........................         --              --             --
                                                            ------          ------         ------
  Net loss.............................................      (44.8)%         (42.4)%        (28.8)%
                                                            ======          ======         ======

FISCAL YEAR ENDED DECEMBER 31, 2000, THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1999, AND FISCAL YEAR ENDED MARCH 31, 1999

  Net Revenues

     Net revenues increased to $80.4 million for the year ended December 31, 2000 from $18.1 million for the nine-month period ended December 31, 1999 and $17.3 million in fiscal 1999 primarily as a result of increased sales of our telecom products. We began shipping our telecom products in March 1999. Sales of our telecom products were $53.6 million, or 66.7% of total net revenues for fiscal year 2000, compared to $5.0 million, or 27.6% of total net revenues for the nine-month period ended December 31, 1999.

     Due to a widespread softening in the U.S. economy and the telecommunications industry, we recently experienced order cancellations and extensions in product delivery dates by our customers. We currently expect net revenue for the first quarter of 2001 to be approximately $38-41 million. Net revenue in the fourth quarter of 2000 was approximately $43 million based on the pro forma combined results of New Focus, JCA and Globe Y, consisting of $34 million for New Focus, $7 million for JCA and $2 million for Globe Y. We completed our acquisitions of JCA and Globe Y on January 16 and February 15, 2001, respectively. We expect first quarter 2001 net revenue to increase over our reported fourth quarter net revenue of $34 million, but to decline relative to the pro forma combined results for the fourth quarter of 2000. As our customers continue to adjust their inventory levels in response to the slower industry growth now expected for this year, we will most likely see a sequential decline in net revenue between the first and second quarters of 2001.

  Gross Margin

     Gross margin, including amortization of deferred compensation expenses, decreased to 14.7% in fiscal 2000 from 30.5% for the nine-month period ended December 31, 1999 and 46.6% in fiscal 1999. Excluding amortization of deferred stock compensation of $4.2 million, $62,000 and zero, respectively, gross margin decreased to 19.9% for fiscal year 2000 from 30.8% for the nine-month period ended December 31, 1999 and 46.6% in fiscal 1999. The decrease in gross margin from the nine-month period ended December 31, 1999 to fiscal 2000 was primarily a result of increased manufacturing overhead costs of approximately $15.6 million associated with the expansion of our telecom manufacturing operations domestically and internationally. Increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $6.3 million and higher equipment and facility costs of approximately $2.0 million. Manufacturing overhead costs for our China operations, which began limited production in June 2000 and progressively ramped production throughout the third and fourth quarters of 2000 accounted for approximately $5.7 million of the increase in manufacturing overhead costs in the year ended December 31, 2000. The decrease in gross margin from fiscal 1999 to the nine-month period ended December 31, 1999 was primarily due to the costs related to the expansion of our manufacturing facilities for our telecom products. Increases in manufacturing overhead costs from fiscal 1999 to the nine-month period ended December 31, 1999, included increases of approximately $472,000 in payroll and related costs for additional manufacturing personnel, higher materials costs for manufacturing prototyping of approximately $279,000, and higher depreciation costs of approximately $127,000 related to increased investment in plant and equipment.

     As a result of the recent slowdown in the telecommunications industry, we will slow the rate of production in our U.S. and China factories to bring production in line with the lower unit demand now anticipated for the first half of 2001. In March 2001, we furloughed approximately 260 direct production employees in training at our operations in Shenzhen, China and will further lower production output through the adjustment of work schedules at these operations. We also reduced our U.S. workforce by approximately 70 people, predominantly direct labor employees. These actions will allow us to lower production output during the first half of 2001 while retaining upside flexibility for the second half of the year. We will complete facility construction projects that are currently underway but will not add production equipment in these new facilities until demand merits. We expect that the production slowdown will negatively impact our gross margins during the first half of 2001 because fixed costs will not decrease with the decline in unit volumes.

  Research and Development Expenses

     Research and development expenses, including amortization of deferred compensation expenses, increased to 41.2% of net revenues, or $33.1 million, from 40.9% of net revenues, or $7.4 million, for the nine-month period ended December 31, 1999 and decreased from 42.7% of net revenues, or $7.4 million, in fiscal 1999. Excluding amortization of deferred stock compensation of $6.7 million, $54,000 and zero, respectively, research and development expenses were 32.8% of net revenues, or $26.4 million in fiscal 2000, 40.6% of net revenues, or $7.4 million, for the nine-month period ended December 31, 1999, and 42.7% of net revenues, or $7.4 million, in fiscal 1999. These expenses were incurred primarily in connection with the continued development of existing telecom products, and development of new telecom products.

  Sales and Marketing Expenses

     Sales and marketing expenses, including amortization of deferred compensation expenses, decreased to 9.3% of net revenues, or $7.5 million, in fiscal 2000 from 16.5% of net revenues, or $3.0 million for the nine-month period ended December 31, 1999 and from 17.3% of net revenues, or $3.0 million, in fiscal 1999. Excluding amortization of deferred stock compensation of $1.6 million, $10,000 and zero, respectively, sales and marketing expenses decreased to 7.3% of net revenue, or $5.9 million in fiscal 2000 from 16.5% of net revenues, or $3.0 million, for the nine-month period ended December 31, 1999 and from 17.3% of net revenues, or $3.0 million, in fiscal 1999. Although sales and marketing expenses decreased as a percentage of revenues, they increased in absolute dollar spending for sales and marketing in each of these periods as a result of hiring of additional sales and marketing personnel and to the expansion of our sales and marketing efforts.

  General and Administrative Expenses

     General and administrative expenses, including amortization of deferred compensation expenses, increased to 26.2% of net revenues, or $21.1 million, in fiscal 2000 from 15.0% of net revenues, or $2.7 million, for the nine-month period ended December 31, 1999 and from 13.6% of net revenues, or $2.4 million, in fiscal 1999. Excluding amortization of deferred stock compensation of $11.2 million, $6,000 and zero, respectively, general and administrative expenses increased to 12.2% of net revenues, or $9.8 million, in fiscal 2000 from 14.9% of net revenues, or $2.7 million, for the nine-month period ended December 31, 1999 and from 13.6% of net revenues, or $2.4 million, in fiscal 1999. The increase over these periods was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations.

  Interest and Other Income (Expense), Net

     Interest and other income (expense) netted to an income of $13.9 million in fiscal 2000, an expense of $81,000 for the nine-month period ended December 31, 1999 and an expense of $303,000 in fiscal 1999. Interest income was the largest component in fiscal 2000, totaling $14.0 million. The increase in interest income in 2000 was primarily due to interest earned on the $542.4 million in proceeds from the combination of our May 2000 initial public offering and August 2000 follow-on public offering. Interest expense was the largest component of these amounts for the nine-month period ended December 31, 1999 and fiscal 1999, totaling $176,000 and $327,000, respectively. The interest expense for these periods consisted of interest on debt and capital lease obligations.

  Income Taxes

     The provision for income taxes of approximately $6,000 for the year ended December 31, 2000, $2,000 for the nine-month period ended December 31, 1999 and $2,000 for fiscal 1999 consists of current state minimum taxes and withholding taxes.

     As of December 31, 2000, we had approximately $31.1 million of federal and $2.8 million of state net operating loss carryforwards for tax purposes and $1.8 million and $2.2 million of federal and state research and development tax credit carryforwards available to offset future taxable income. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception.

     Recognition of deferred tax assets is appropriate when realization of the assets is more likely than not. Based upon the weight of available evidence, which included our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments increased to $485.5 million at December 31, 2000 from $28.1 million as of December 31, 1999 and $51,000 as of March 31, 1999. The increase in our cash, cash equivalents and short-term investments in the year ended December 31, 2000 was primarily due to cash generated by financing activities, including the receipt of $542.4 million from our initial and follow-on public offerings, partially offset by $23.3 million of cash used in operations and $62.9 million of cash used in investing activities. The increase in the nine-month period ended December 31, 1999 was primarily due to cash generated by financing activities, including the receipt of an aggregate of $43.7 million from the sales of convertible preferred stock, partially offset by $5.7 million of cash used in operations, $5.8 million used to purchase equipment and the net repayment of debt of approximately $4.3 million. Net working capital increased by $473.0 million for fiscal 2000, by $28.5 million for the nine-month period ended December 31, 1999 and by $1.6 million for fiscal 1999.

     Cash used in operating activities was $23.3 million in fiscal 2000, $5.7 million in the nine-month period ended December 31, 1999, and $3.9 million in fiscal 1999. Cash used in operating activities for the year ended December 31, 2000 was primarily due to increases in inventories of $24.2 million, increases in accounts receivable, prepaid expenses and other current assets of $15.2 million, and our net loss (excluding non-cash charges) of $7.7 million, partially offset by increases in accounts payable and accrued expenses totaling $23.8 million. Cash used in operating activities in the nine-month period ended December 31, 1999, was primarily due to our net loss (excluding non-cash charges) of $6.8 million, increases in inventories of $2.6 million and accounts receivable of $1.0 million, partially offset by increases in accounts payable and accrued expenses of $4.7 million. Cash used in operating activities in fiscal 1999 was primarily due to our net loss (excluding non-cash charges) of $4.4 million and decreases in accounts payable of $884,000, partially offset by increases in accrued expenses of $697,000.

     Cash used in investing activities, excluding net purchases of available-for-sale investments, was $62.9 million in the year ended December 31, 2000, $5.7 million in the nine-month period ended December 31, 1999 and $1.4 million in fiscal 1999. In fiscal 2000, cash was primarily used to acquire $51.7 million of property, plant and equipment. In the nine-month period ended December 31, 1999 and fiscal 1999, cash was primarily used to acquire property, plant and equipment.

     Cash generated by financing activities was $543.5 million in fiscal 2000, $39.5 million in the nine-month period ended December 31, 1999 and $5.1 million in fiscal 1999. Cash generated by financing activities in the year ended December 31, 2000 was primarily due to proceeds of $542.4 million from our initial and follow-on public offerings of common stock. Cash generated by financing activities in the nine-month period ended December 31, 1999, was primarily due to proceeds of $43.7 million from the sales of convertible preferred stock and $1.2 million under our bank lending facilities, partially offset by $5.5 million of repayments of our bank lending facilities, an equipment loan and promissory notes. Cash generated by financing activities in fiscal 1999 was primarily due to proceeds of $4.2 million from the sale of convertible preferred stock and net borrowings of $750,000 under an equipment loan.

     In January 2001, we acquired all of the outstanding stock of JCA in exchange for $75.0 million in cash, 7,954,000 shares of our common stock, and 2,079,000 shares of restricted stock subject to forfeiture. In February 2001, we acquired all of the outstanding stock of Globe Y in exchange for 1,002,000 shares of our common stock and 53,000 shares of restricted stock subject to forfeiture.

     Prior to the recent slowdown in the telecommunications industry, we expected to incur approximately $90 million to $100 million of capital expenditures over the next twelve months to purchase equipment and expand our operations and manufacturing capacity in the United States and China. We are currently reducing our capital expenditure requirements to defer the installation of manufacturing equipment in our expanded facilities until demand increases. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was effective for years beginning after December 15, 1999 and is required to be reported as of January 1, 2000. The application of SAB 101 did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Board issued FAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. The adoption of FAS 133 did not have a significant impact on the Company's operating results or cash flows.

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the statement of operations. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

  Interest Rate Sensitivity

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist of debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

     At December 31, 2000, our cash and cash equivalents totaled $363.4 million, with a weighted average interest rate of 6.66%. Our short-term investments totaled $122.1 million, with a weighted average interest rate of 6.48%.

  Exchange Rate Sensitivity

     A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Chinese yuan renminbi ("CNY"). Since late 1997, the CNY has been trading at a conversion rate of approximately
8.28 CNY to the U.S. dollar. Based on fiscal 2000 expenses that were denominated in CNY, an adverse change in exchange rates (defined as 20% in the CNY to the U.S. dollar rate) would result in a decline in income before taxes of approximately $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16 (a) Beneficial Ownership Compliance" in New Focus' Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item, which will be set forth under the captions, "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in New Focus' Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in New Focus' Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item, which will be set forth under the caption "Certain Relationships and Related Transactions" in New Focus' Proxy Statement for its 2001 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:

        1. Consolidated Financial Statements:

        Report of Ernst & Young LLP, Independent Auditors
        Consolidated Balance Sheets at December 31, 2000 and December 31, 1999 Consolidated Statements of Operations for the year ended December 31,
         2000, the nine months ended December 31, 1999 and the year ended March 31, 1999
        Consolidated Statements of Stockholders' Equity for the year ended
         December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999
        Consolidated Statements of Cash Flows for the year ended December 31,
         2000, the nine months ended December 31, 1999 and the year ended March 31, 1999
        Notes to Consolidated Financial Statements

        2. Consolidated Financial Statement Schedules.

        The following financial statement schedule of New Focus, Inc. for the year ended December 31, 2000, the nine months ended December 31, 1999 and the year ended March 31, 1999 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of New Focus, Inc.

        Schedule II -- Valuation and Qualifying Accounts

        3. Exhibits.

        The exhibits listed in the Index to Exhibits Filed Together with this Annual Report are filed as a part of this Report on Form 10-K.

     (b) Reports on Form 8-K:

        The Company filed three reports on Form 8-K and one report on Form 8-K/A during the quarter ended December 31, 2000. Information regarding the items reported on is as follows:

        October 27, 2000      Press release regarding definitive agreement to acquire JCA
                              Technology, Inc.
        October 27, 2000      Press release regarding definitive agreement to acquire
                              Globe Y. Technology, Inc.
        November 14, 2000     Amendment to include the Agreement and Plan of Merger among
                              New Focus, Inc., JCA Acquisition Corporation, JCA
                              Technology, Inc., James Chao and each of the shareholders of
                              JCA Technology, Inc.
        December 27, 2000     Press release regarding amended agreement to acquire JCA
                              Technology, Inc.

                                NEW FOCUS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   38
Consolidated Statements of Stockholders' Equity (Net Capital
  Deficiency)...............................................   39
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
New Focus, Inc.

     We have audited the accompanying consolidated balance sheets of New Focus, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the year ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Focus, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the year ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 29, 2001, except as to Note 12,
as to which the date is March 21, 2001

                                NEW FOCUS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $363,375    $ 28,067
  Short-term investments....................................   122,118          --
  Trade accounts receivable, less allowances of $1,390 in
    2000 and $160 in 1999...................................    13,835       3,102
  Inventories:
    Raw materials...........................................    15,218       3,247
    Work in progress........................................    10,226       1,283
    Finished goods..........................................     4,941       1,687
                                                              --------    --------
         Total Inventories..................................    30,385       6,217
  Prepaid expenses and other current assets.................     4,805         364
                                                              --------    --------
         Total current assets...............................   534,518      37,750
Property, plant and equipment:
  Building..................................................    13,214          --
  Manufacturing and development equipment...................    26,304       6,404
  Computer software and equipment...........................     5,205       1,787
  Office equipment..........................................     1,782         259
  Leasehold improvements....................................     3,857       1,120
  Construction in progress..................................    11,033          91
                                                              --------    --------
                                                                61,395       9,661
  Less allowances for depreciation and amortization.........    (6,651)     (2,766)
                                                              --------    --------
         Net property, plant and equipment..................    54,744       6,895
Other assets, net of accumulated amortization of $200 in
  2000 and $56 in 1999......................................    11,682         207
                                                              --------    --------
         Total assets.......................................  $600,944    $ 44,852
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 21,556    $  5,658
  Accrued expenses..........................................    10,355       2,540
  Deferred research and development funding.................       343         250
  Current portion of long-term debt.........................       281         276
                                                              --------    --------
         Total current liabilities..........................    32,535       8,724
Long-term debt, less current portion........................       111         368
Deferred rent...............................................     1,188         747
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares -- 10,000,000 in 2000
    Issued and outstanding shares -- none...................        --          --
  Convertible preferred stock, $0.001 par value:
    Authorized shares -- none in 2000 and 44,083,326 in 1999
    Issued and outstanding shares -- none in 2000 and
     41,939,144 in 1999.....................................        --          42
  Common stock, $0.001 par value:
    Authorized shares -- 250,000,000 in 2000 and 80,000,000
     in 1999
    Issued and outstanding -- 64,370,100 in 2000 and
     2,578,824 in 1999......................................        64           2
  Additional paid-in capital................................   652,184      51,168
  Notes receivable from stockholders........................    (7,281)         --
  Deferred compensation.....................................   (26,453)       (689)
  Accumulated other comprehensive income....................        80          --
  Accumulated deficit.......................................   (51,484)    (15,510)
                                                              --------    --------
         Total stockholders' equity.........................   567,110      35,013
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $600,944    $ 44,852
                                                              ========    ========

                See notes to consolidated financial statements.

                                NEW FOCUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         NINE MONTHS
                                                          YEAR ENDED        ENDED        YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             2000            1999           1999
                                                         ------------    ------------    ----------
Net revenues...........................................    $ 80,358        $18,101        $17,285
Cost of net revenues(1)................................      64,346         12,525          9,225
                                                           --------        -------        -------
Gross profit...........................................      16,012          5,576          8,060
Operating Expenses:
  Research and development(2)..........................      27,165          8,386          9,115
  Less funding received from research and development
     contracts.........................................        (774)        (1,034)        (1,736)
                                                           --------        -------        -------
  Net research and development.........................      26,391          7,352          7,379
  Sales and marketing(3)...............................       5,880          2,982          2,987
  General and administrative(4)........................       9,813          2,704          2,360
  Deferred compensation................................      23,747            132             --
                                                           --------        -------        -------
          Total operating expenses.....................      65,831         13,170         12,726
                                                           --------        -------        -------
Operating loss.........................................     (49,819)        (7,594)        (4,666)
Interest income........................................      13,952            208             --
Interest expense.......................................        (193)          (176)          (327)
Other income (expense), net............................          92           (113)            24
                                                           --------        -------        -------
Loss before provision for income taxes.................     (35,968)        (7,675)        (4,969)
Provision for income taxes.............................           6              2              2
                                                           --------        -------        -------
          Net loss.....................................    $(35,974)       $(7,677)       $(4,971)
                                                           ========        =======        =======
Basic and diluted net loss per share...................    $  (0.92)       $ (3.11)       $ (2.18)
                                                           ========        =======        =======
Shares used to compute basic and diluted net loss per
  share................................................      38,914          2,468          2,284
                                                           ========        =======        =======

---------------
(1) Excluding $4,206 and $62 in amortization of deferred stock compensation for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

(2) Excluding $6,713 and $54 in amortization of deferred stock compensation for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

(3) Excluding $1,580 and $10 in amortization of deferred stock compensation for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

(4) Excluding $11,248 and $6 in amortization of deferred stock compensation for the year ended December 31, 2000 and the nine months ended December 31, 1999, respectively.

                See notes to consolidated financial statements.

                                NEW FOCUS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (NET CAPITAL DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                   CONVERTIBLE                                              NOTES
                                 PREFERRED STOCK         COMMON STOCK       ADDITIONAL    RECEIVABLE
                               --------------------   -------------------    PAID-IN         FROM         DEFERRED
                                 SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION
                               -----------   ------   ----------   ------   ----------   ------------   ------------
Balance at March 31, 1998....   16,160,000    $ 16     1,275,900    $ 1      $  2,143      $    --        $     --
  Issuance of Series C
    preferred stock, net of
    issuance cost of $16.....      600,000       1            --     --           493           --              --
  Issuance of Series D
    preferred stock, net of
    issuance cost of $54.....    3,977,000       4            --     --         3,919           --              --
  Issuance of common stock
    from exercise of
    options..................           --      --     1,443,444      1           187           --              --
  Repurchase of common
    stock....................           --      --      (308,964)    --          (193)          --              --
  Warrant issued to long-term
    creditor.................           --      --            --     --            78           --              --
  Net loss...................           --      --            --     --            --           --              --
                               -----------    ----    ----------    ---      --------      -------        --------
Balance at March 31, 1999....   20,737,000      21     2,410,380      2         6,627           --              --
  Issuance of Series E
    preferred stock, net of
    issuance cost of $489....   10,857,616      11            --     --        12,526           --              --
  Issuance of Series F
    preferred stock, net of
    issuance cost of $28.....    1,113,800       1            --     --         1,307           --              --
  Issuance of series G
    preferred stock, net of
    issuance cost of $160....    9,230,728       9            --     --        29,832           --              --
  Issuance of common stock
    from exercise of
    options..................           --      --       168,444     --            55           --              --
  Deferred compensation......           --      --            --     --           821           --            (821)
  Amortization of deferred
    compensation.............           --      --            --     --            --           --             132
  Net loss...................           --      --            --     --            --           --              --
                               -----------    ----    ----------    ---      --------      -------        --------
Balance at December 31,
  1999.......................   41,939,144      42     2,578,824      2        51,168           --            (689)
  Issuance of common stock
    from exercise of options
    and warrants.............           --      --    10,439,992     10         8,787       (7,690)             --
  Issuance of stock in
    connection with business
    acquisition..............           --      --       116,000     --         1,508           --          (1,300)
  Issuance of warrants for
    facility lease...........           --      --            --     --           279           --              --
  Repurchase of common
    stock....................           --      --      (500,000)    --          (312)         312              --
  Issuance of preferred stock
    from exercise of
    warrants.................      121,140      --            --     --           145           --              --
  Conversion of preferred
    stock into common
    stock....................  (42,060,284)    (42)   42,060,284     42            --           --              --
  Issuance of common stock...           --      --     9,675,000     10       542,398           --              --
  Deferred compensation......           --      --            --     --        48,211           --         (48,211)
  Amortization of deferred
    compensation.............           --      --            --     --            --           --          23,747
  Payments on notes
    receivable...............           --      --            --     --            --           97              --
  Comprehensive loss:
    Net loss.................           --      --            --     --            --           --              --
    Unrealized gain on
      marketable equity
      securities.............           --      --            --     --            --           --              --
  Total comprehensive loss...           --      --            --     --            --           --              --
                               -----------    ----    ----------    ---      --------      -------        --------
Balance at December 31,
  2000.......................           --    $ --    64,370,100    $64      $652,184      $(7,281)       $(26,453)
                               ===========    ====    ==========    ===      ========      =======        ========

                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE   ACCUMULATED
                                  INCOME         DEFICIT      TOTAL
                               -------------   -----------   --------
Balance at March 31, 1998....       $--         $ (2,862)    $   (702)
  Issuance of Series C
    preferred stock, net of
    issuance cost of $16.....        --               --          494
  Issuance of Series D
    preferred stock, net of
    issuance cost of $54.....        --               --        3,923
  Issuance of common stock
    from exercise of
    options..................        --               --          188
  Repurchase of common
    stock....................        --               --         (193)
  Warrant issued to long-term
    creditor.................        --               --           78
  Net loss...................        --           (4,971)      (4,971)
                                    ---         --------     --------
Balance at March 31, 1999....        --           (7,833)      (1,183)
  Issuance of Series E
    preferred stock, net of
    issuance cost of $489....        --               --       12,537
  Issuance of Series F
    preferred stock, net of
    issuance cost of $28.....        --               --        1,308
  Issuance of series G
    preferred stock, net of
    issuance cost of $160....        --               --       29,841
  Issuance of common stock
    from exercise of
    options..................        --               --           55
  Deferred compensation......        --               --           --
  Amortization of deferred
    compensation.............        --               --          132
  Net loss...................        --           (7,677)      (7,677)
                                    ---         --------     --------
Balance at December 31,
  1999.......................        --          (15,510)      35,013
  Issuance of common stock
    from exercise of options
    and warrants.............        --               --        1,107
  Issuance of stock in
    connection with business
    acquisition..............        --               --          208
  Issuance of warrants for
    facility lease...........        --               --          279
  Repurchase of common
    stock....................        --               --           --
  Issuance of preferred stock
    from exercise of
    warrants.................        --               --          145
  Conversion of preferred
    stock into common
    stock....................        --               --           --
  Issuance of common stock...        --               --      542,408
  Deferred compensation......        --               --           --
  Amortization of deferred
    compensation.............        --               --       23,747
  Payments on notes
    receivable...............        --               --           97
  Comprehensive loss:
    Net loss.................        --          (35,974)     (35,974)
    Unrealized gain on
      marketable equity
      securities.............        80               --           80
                                                             --------
  Total comprehensive loss...        --               --      (35,894)
                                    ---         --------     --------
Balance at December 31,
  2000.......................       $80         $(51,484)    $567,110
                                    ===         ========     ========

                See notes to consolidated financial statements.

                                NEW FOCUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS
                                                               YEAR ENDED       ENDED       YEAR ENDED
                                                              DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                  2000           1999          1999
                                                              ------------   ------------   ----------
OPERATING ACTIVITIES
Net loss....................................................   $ (35,974)      $(7,677)      $(4,971)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation of property, plant and equipment.............       3,918           756           588
  Amortization of intangibles...............................         144            27            10
  Amortization of deferred compensation.....................      23,747           132            --
  Deferred rent.............................................         441           (43)           --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (10,733)         (967)          372
    Inventories.............................................     (24,168)       (2,563)          184
    Prepaid expenses and other current assets...............      (4,441)         (102)           93
    Accounts payable........................................      15,898         3,870          (884)
    Accrued expenses........................................       7,815           856           697
    Deferred research and development funding...............          93            --            --
                                                               ---------       -------       -------
         Net cash used in operating activities..............     (23,260)       (5,711)       (3,911)
INVESTING ACTIVITIES
Purchase of available-for-sale investments..................    (122,038)           --            --
Acquisition of property, plant and equipment................     (51,767)       (5,771)       (1,359)
Increase in other assets....................................     (11,132)           24             2
                                                               ---------       -------       -------
         Net cash used in investing activities..............    (184,937)       (5,747)       (1,357)
FINANCING ACTIVITIES
Proceeds from notes payable to stockholders.................          --            --           200
Proceeds from issuance of preferred stock...................          --        43,686         4,217
Proceeds from equipment loan................................          --            --           800
Proceeds from capital lease obligations.....................          --            --            35
Payments on notes payable...................................          --        (2,305)          (21)
Payments on bank loan.......................................          --        (3,000)       (1,772)
Proceeds from bank loans....................................          --         1,245         1,755
Payments on equipment loan..................................        (252)         (195)          (50)
Payments under capital lease obligations....................          --           (12)          (36)
Proceeds from issuance of common stock......................     543,660            55           188
Proceeds from payment of notes receivable with
  shareholders..............................................          97            --            --
Repurchase of common stock..................................          --            --          (193)
                                                               ---------       -------       -------
  Net cash provided by financing activities.................     543,505        39,474         5,123
                                                               ---------       -------       -------
  Increase (decrease) in cash and cash equivalents..........     335,308        28,016          (145)
  Cash and cash equivalents at beginning of period..........      28,067            51           196
                                                               ---------       -------       -------
  Cash and cash equivalents at end of period................   $ 363,375       $28,067       $    51
                                                               =========       =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest......................................   $     194       $   188       $   155
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Promissory note payable converted to equity.................   $      --       $    --       $   200
Interest on note converted to principal.....................   $      --       $    --       $   680
Warrant issued to long-term creditor/lessor.................   $     279       $    --       $    78
Stock issued in business acquisition........................   $     208       $    --       $    --

                See notes to consolidated financial statements.

                                NEW FOCUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     New Focus, Inc. (the Company) was incorporated in California on April 17, 1990 and reincorporated in Delaware on May 8, 2000. The Company is engaged in developing, manufacturing, and marketing optical components and modules, and photonics tools products primarily for use in the telecommunications and research markets.

  Basis of Presentation

     The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

     In December 1999, the Company changed its year-end from March to December, resulting in a nine-month fiscal year for 1999. Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31.

  Cash Equivalents and Short-term Investments

     The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents, and all investment securities with original maturities of more than three months but less than one year to be short-term investments. The Company's short-term investments consist of debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities. All cash equivalents and short-term investments are classified as available-for-sale. Unrealized holding gains and losses are included in Accumulated Other Comprehensive Income in the accompanying balance sheets. Realized gains and losses are included in interest income in the statement of operations, and the cost of securities sold is based on the specific identification method.

  Inventories

     Inventories are stated at the lower of cost or market on a first-in, first-out basis.

  Fixed Assets

     The Company records its property and equipment at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years for equipment and twenty years for buildings. Amortization is computed on leasehold improvements using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

  Other Assets

     Other assets consist primarily of deposits, advances to suppliers and intangible assets. Intangible assets, which consist primarily of goodwill and the fair value of warrants issued in connection with a facility lease, are amortized over their estimated useful lives of approximately three to seven years.

     At December 31, 2000, the Company had a $6,900,000 advance to a supplier to be applied against future purchases. Under the agreement with the supplier, the Company will be repaid over a three-year period which began in November 2000. This advance has not been collateralized and the Company is exposed to credit risk in the event of default by this supplier. Through December 31, 2000, the supplier made timely payments amounting to $100,000.

                                NEW FOCUS, INC.

  Advertising Expenses

     The cost of advertising is expensed as incurred. The Company's advertising costs for the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 were approximately $611,000, $257,000 and $342,000, respectively.

  Revenue Recognition

     Product revenue is recorded upon shipment provided there are no significant remaining obligations and collectibility is probable. The Company provides an allowance for estimated returns of defective products. Revenue on the shipment of evaluation units is deferred until customer acceptance.

  Research and Development

     Company-sponsored research and development costs as well as costs related to research and development contracts are currently expensed. Total expenditures for research and development in the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999 were $27,165,000, $8,386,000 and $9,115,000, respectively. Funding earned under the contractual terms of the research and development contracts is netted against research and development costs, which were $774,000, $1,034,000 and $1,736,000 for the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999, respectively. The funding relates to various arrangements, primarily with government agencies, whereby the Company is reimbursed for substantially all of its costs incurred under the related project.

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees under the intrinsic value method and has adopted the disclosure-only alternative for the effect of the fair value of such awards.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Comprehensive Income (loss)

     The Company's comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains (losses) on marketable equity securities and short-term investments. The accumulated comprehensive income component within the stockholders' equity section of the balance sheet is comprised entirely of unrealized gains.

  Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

                                NEW FOCUS, INC.

The application of FIN 44 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 was effective for years beginning after December 15, 1999 and is required to be reported as of January 1, 2000. The application of SAB 101 did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Board issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. The adoption of FAS 133 did not have a significant impact on the Company's operating results or cash flows.

     On February 14, 2001, the FASB issued a limited revision of its September 7, 1999 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the statement of operations. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance.

 2. CONCENTRATION OF REVENUE AND CREDIT AND OTHER RISKS

     The Company sells to companies in the telecommunications and photonics research markets. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, and such losses have been within management's expectations.

     Financial instruments that potentially subject the Company to significant concentrations of credit risks consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash equivalents and short-term investments in high-credit quality financial institutions and limits the amount of credit exposure to any one entity. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet.

     For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of net revenues, respectively. No customers accounted for more than 10% of net revenues for the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999.

     The Company currently purchases several key components and materials used in the manufacturing process from a single or limited source supplier. Any interruption or delay in the supply of any of these components or materials, or the ability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time would impair the Company's ability to meet scheduled product deliveries and could cause customers to cancel orders.

                                NEW FOCUS, INC.

 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The cost and estimated fair value of the Company's cash equivalents and short-term investments at December 31, 2000 were as follows (in thousands):

                                                      UNREALIZED    UNREALIZED     MARKET
                                            COST        GAINS         LOSSES       VALUE
                                          --------    ----------    ----------    --------
Money market fund.......................  $251,169       $ --         $  --       $251,169
Commercial paper........................    45,914          5           (21)        45,898
Corporate bonds and notes...............    61,316        136           (88)        61,364
Euro dollar bonds.......................    29,611         36            (3)        29,644
Asset-backed securities.................    23,403         18            (3)        23,418
Floating rate securities................    74,000         --            --         74,000
                                          --------       ----         -----       --------
                                          $485,413       $195         $(115)      $485,493
                                          ========       ====         =====       ========
Reported as:
  Cash and cash equivalents.............  $363,396       $  4         $ (25)      $363,375
  Short-term investments................   122,017        191           (90)       122,118
                                          --------       ----         -----       --------
                                          $485,413       $195         $(115)      $485,493
                                          ========       ====         =====       ========

     Gains and losses realized on the sale of short-term investments during the year ended December 31, 2000 were immaterial. Net unrealized holding gains of $80,000 on cash equivalents and short-term investments were included in Accumulated Other Comprehensive Income in the accompanying balance sheet for the year ended December 31, 2000. No short-term investments were held during the nine months ended December 31, 1999.

 4. DEBT

  Note payable to stockholder/director

     The Company had unsecured promissory notes payable to Dr. Milton Chang, one of the founders and a member of the Board of Directors. On July 21, 1998, the principal and interest outstanding was rolled over into a new promissory note issued with interest at 7.35% per annum. At March 31, 1999, the Company had borrowings outstanding under this arrangement of $2,305,000 and owed interest of $117,000. The promissory note and its related interest were repaid during the nine-month period ended December 31, 1999.

  Equipment Loan Payable

     On February 9, 1999, the Company entered into an agreement for an equipment loan facility for a maximum of $2,000,000, under which the right to borrow expired on December 31, 1999. The loan facility charges interest at 8.4% per annum and has a termination payment for 10% of the original principal amount. Certain equipment of the Company secures the loan facility. The Company had borrowed $800,000 under this loan facility of which $367,000 and $598,000 were outstanding at December 31, 2000 and December 31, 1999, respectively.

     Future minimum payments on this facility at December 31, 2000 are $265,000 in 2001 and $102,000 in 2002.

 5. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates from fiscal 2001 through fiscal 2007. Net rent expense for these leases aggregated

                                NEW FOCUS, INC.

$3,082,000, $383,000 and $440,000 for the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively. These amounts are net of $0, $91,000 and $255,000 of sublease income for the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999 and the fiscal year ended March 31, 1999, respectively.

     Under the terms of a May 2000 facility lease agreement, the Company has provided an irrevocable letter of credit for $4,000,000 as collateral for the performance of the Company's obligations under the lease.

     Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
2001....................................................    $ 5,578
2002....................................................      5,558
2003....................................................      5,716
2004....................................................      5,873
2005....................................................      5,519
Thereafter..............................................      8,635
                                                            -------
Total minimum payments..................................    $36,879
                                                            =======

  Purchase Commitment

     In May 2000, the Company entered into a three-year supply agreement with Fuzhou Koncent Communication, Inc. ("Koncent"), formerly Fuzhou Conet Communication, Inc., to supply the Company with yttrium vanadate crystals. Under the agreement, the Company will purchase a portion of its requirements for this crystal from Koncent and Koncent will commit specified production capacity to the manufacture of the Company's orders. Additionally, as of December 31, 2000, the Company had advanced $6,900,000 to Koncent against future orders.

  Litigation (see also Note 12)

     On December 8, 1999, U.S.A. Kaifa Technology, Inc., acquired by E-Tek Dynamics, Inc., which was acquired by JDS Uniphase Corporation, filed a complaint against the Company for patent infringement in the United States District Court, Northern District of California. On December 30, 1999, Kaifa filed a first amended complaint adding state law claims against the Company and adding as defendants ten individuals currently employed by the Company. In addition to maintaining its original claim of patent infringement against the Company, Kaifa asserted claims of intentional and negligent interference with contract against the Company, trade secret misappropriation against all of the defendants, unfair competition against all of the defendants, and breach of contract against several of the individual defendants. Kaifa seeks a declaratory judgment, damages, preliminary and injunctive relief and specific enforcement of the individual defendant's alleged contractual obligations. Kaifa alleges that the Company's infringement is willful and seeks enhanced damages and attorneys fees. On April 28, 2000, Kaifa voluntarily dismissed its claim against two individual defendants. On May 3, 2000, the court dismissed Kaifa's claim of negligent interference with contract against the Company and both of Kaifa's claims for trade secret misappropriation and unfair competition against an individual defendant. On June 2, 2000, the Company answered the complaint, denying any liability, asserting various affirmative defenses and seeking a declaration that the patent is not infringed by the Company, is invalid and/or is unenforceable. Currently the parties are engaged in fact discovery. A claim construction hearing regarding the asserted patent claims was held in January 2001; however, no ruling has yet been delivered by the court. Trial is scheduled for October 2001. The Company intends to defend the action vigorously. If the Company is unsuccessful in defending this action, any remedies awarded to Kaifa may have

                                NEW FOCUS, INC.

a material adverse effect on the Company. Furthermore, defending this action will be costly and divert management's attention regardless of whether the action is successfully defended.

     On March 10, 2000, a former employee filed a lawsuit against the Company in Santa Clara Superior Court alleging three causes of action for wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The claims stem from the termination of his employment with the Company in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of the Company's common stock. In September 2000 the parties participated in mediation but were unable to reach resolution. The parties are currently in the process of completing discovery. The Company will be filing a motion to dismiss shortly as to the causes of action for breach of contract and fraud. A trial date has not yet been set. The Company plans to vigorously defend against these claims.

     In addition, the Company is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the position of the Company.

 6. EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) Profit Sharing Plan that allows voluntary contributions by employees who have six months or more of service. Eligible employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations.

     The Company made 25% matching contributions of participants' salary deferrals in each period and recognized costs of $327,000, $125,000 and $131,000 related to this plan in the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999, respectively.

 7. INCOME TAXES

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to loss before provision for income taxes is explained below (in thousands):

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     2000            1999           1999
                                                 ------------    ------------    ----------
Tax (benefit) at federal statutory rate........    $(12,232)       $(2,609)       $(1,689)
Loss for which no tax benefit is currently
  recognizable.................................       7,013          2,609          1,689
Foreign losses without current benefit.........       5,219             --             --
Other..........................................           6              2              2
                                                   --------        -------        -------
          Total provision......................    $      6        $     2        $     2
                                                   ========        =======        =======

     Pretax loss from foreign operations was approximately $15,350,000 in the year ended December 31, 2000.

                                NEW FOCUS, INC.

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Deferred tax liabilities:
  Stock option compensation................................    $ (3,670)       $    --
                                                               --------        -------
Deferred tax assets:
  Net operating loss carryforwards.........................      10,730          4,363
  Tax credit carryforwards.................................       3,230          1,428
  Inventory valuation......................................       2,830            210
  Accruals and reserves....................................       2,200            260
  Capitalized research and development.....................       1,570            786
  Other individually immaterial items......................         450             31
                                                               --------        -------
Gross deferred tax assets..................................      21,010          7,078
Valuation allowance........................................     (17,340)        (7,078)
                                                               --------        -------
Net deferred tax assets....................................       3,670             --
                                                               --------        -------
                                                               $     --        $    --
                                                               ========        =======

     The valuation allowance increased by $10,262,000, $3,078,000 and $2,016,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999, and the year ended March 31, 1999, respectively.

     Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which included the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets.

     As of December 31, 2000 the Company had federal and state net operating loss carryforwards of approximately $31,090,000 and $2,810,000, respectively. As of December 31, 2000, the Company also had federal and state research and development tax credit carryforwards of approximately $1,760,000 and $2,230,000, respectively. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2020, if not utilized.

     Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

 8. STOCKHOLDERS' EQUITY

  Stock Split

     On August 20, 1999, the Company's Board of Directors and stockholders approved a two-for-one stock split of the Company's common and preferred stock. On February 9, 2000 the Company's Board of Directors and stockholders approved another two-for-one stock split of the Company's common and preferred stock. All preferred stock, common stock, common equivalent shares, and per share amounts have been adjusted retroactively to give effect to the stock splits.

                                NEW FOCUS, INC.

  Reincorporation in Delaware

     On May 8, 2000, the Company reincorporated in the state of Delaware. The par value of the preferred and common stock is $0.001 per share. The Company's Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock and 250,000,000 shares of common stock. The Board of Directors has the authority to fix or alter the designations, powers, preferences, and rights of the shares of each series of preferred stock.

  Convertible Preferred Stock

     Prior to the initial public offering in May 2000, the Company had authorized 44,083,326 shares of preferred stock. All 42,060,284 issued and outstanding shares of preferred stock were converted into shares of common stock upon the closing of the public offering.

  Stock Option Plans

     Under its 1990 Incentive Stock Option Plan, the Company may grant incentive stock options and nonstatutory stock options to employees, directors, and consultants. Under its 1998 Stock Plan, the Company may grant options and stock purchase rights to employees and consultants provided that incentive stock options may only be granted to employees. During the nine months ended December 31, 1999, the Company established the 1999 Stock Option Plan. Under its 1999 Stock Plan, the Company may grant options and stock purchase rights to employees and consultants provided that incentive stock options may only be granted to employees. Options may be granted to purchase common stock at an exercise price of not less than 100% of the fair value of the stock at the date of grant as determined by the Board of Directors. Generally, options vest ratably over five years and expire after ten years.

     In February 2000, the Board of Directors adopted the 2000 Stock Plan (2000
Plan), which was approved by the stockholders in April 2000. The 2000 Plan provides for the grant of stock options to purchase shares of common stock to employees, directors and consultants. A total of 1,000,000 shares of common stock have been reserved for issuance plus any shares reserved for issuance under the 1998 and 1999 Stock Plans and any shares returned to the 1998 and 1999 Stock Plans. The number of shares of common stock reserved for issuance will increase annually beginning in fiscal 2001.

     In February 2000, the Board of Directors adopted the 2000 Director Option Plan (Directors' Plan), which was approved by the stockholders in April 2000, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors who are not employees or consultants of the Company's affiliates. The Directors' Plan is administered by the Board of Directors, and may be delegated to a committee. A total of 200,000 shares of common stock have been reserved for issuance. The Director's Plan generally provides for an automatic initial grant of an option to purchase 25,000 shares of common stock to each non-employee director on the date when the person first becomes a non-employee director on, or after the closing of the initial public offering, whether through election by the Company's stockholders or appointment by the Company's Board of Directors to fill a vacancy. In addition, upon the date of each annual stockholders' meeting subsequent to the date of each non-employee director's initial grant under the directors' plan, each person who is then serving as a non-employee director automatically shall be granted an option to purchase 5,000 shares of common stock.

                                NEW FOCUS, INC.

     The following table summarizes activity under the 1990, 1998, 1999, 2000 and Director Stock Option Plans:

                                                                                WEIGHTED
                                                    OPTIONS                     AVERAGE
                                                   AVAILABLE       OPTIONS      EXERCISE
                                                   FOR GRANT     OUTSTANDING     PRICE
                                                   ----------    -----------    --------
Balance at March 31, 1998........................     224,000     6,800,000      $ 0.30
  Authorized.....................................   3,200,000            --      $   --
  Granted........................................  (2,984,000)    2,984,000      $ 0.62
  Exercised......................................          --    (1,443,000)     $ 0.13
  Canceled.......................................     208,000      (208,000)     $ 0.41
  Repurchased....................................     308,000            --      $ 0.63
                                                   ----------    ----------      ------
Balance at March 31, 1999........................     956,000     8,133,000      $ 0.44
  Authorized.....................................   5,400,000            --          --
  Granted........................................    (692,000)      692,000      $ 0.63
  Exercised......................................          --      (168,000)     $ 0.33
  Canceled.......................................     218,000      (218,000)     $ 0.55
                                                   ----------    ----------      ------
Balance at December 31, 1999.....................   5,882,000     8,439,000      $ 0.45
  Authorized.....................................   1,200,000            --      $   --
  Granted........................................  (7,389,000)    7,389,000      $15.86
  Exercised......................................          --    (9,501,000)     $ 0.92
  Cancelled......................................     847,000      (847,000)     $ 1.63
  Repurchased....................................     500,000            --      $ 0.63
                                                   ----------    ----------      ------
Balance at December 31, 2000.....................   1,040,000     5,480,000      $20.23
                                                   ==========    ==========      ======
Options exercisable at March 31, 1999............                 2,660,000      $ 0.22
                                                                 ==========      ======
Options exercisable at December 31, 1999.........                 3,881,000      $ 0.33
                                                                 ==========      ======
Options exercisable at December 31, 2000.........                   711,000      $ 0.89
                                                                 ==========      ======

     The weighted average fair value of options granted in the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999 was $14.99, $0.56, and $0.55, respectively.

     The following summarizes option information relating to outstanding options under the plans as of December 31, 2000:

                                 OPTIONS OUTSTANDING
                        --------------------------------------      OPTIONS EXERCISABLE
                                        WEIGHTED                  -----------------------
                                         AVERAGE      WEIGHTED                   WEIGHTED
                                        REMAINING     AVERAGE                    AVERAGE
      RANGE OF            NUMBER       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
  EXERCISE PRICES       OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
--------------------    -----------    -----------    --------    -----------    --------
  $0.125 - $0.625        1,876,000     7.86 years      $ 0.58       638,000       $0.53
   $1.25 - $5.00         1,108,000     9.23 years      $ 3.65        73,000       $4.06
       $15.00            1,020,000     9.38 years      $15.00            --       $  --
$20.3125 - $57.9375        720,000     9.90 years      $34.59            --       $  --
 $63.50 - $138.0625        756,000     9.62 years      $86.80            --       $  --
                         ---------                                  -------
 $0.125 - $138.0625      5,480,000     8.93 years      $20.24       711,000       $0.89
                         =========                                  =======

                                NEW FOCUS, INC.

     In addition, non-plan options to purchase 800,000 shares of common stock at an exercise price of $0.0025 per share were granted to the Company's founder and Chairman of the Board in fiscal 1991 and were fully exercisable at March 31, 1999. These options were exercised during the year ended December 31, 2000.

  Notes Receivable

     During the year ended December 31, 2000, the Company made full recourse loans aggregating approximately $8,800,000 to certain employees in connection with their purchase of shares of common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. The notes bear no interest but interest will be imputed and reported annually as compensation on the employee's W-2. All unvested shares purchased by employees are subject to repurchase by the Company at the original exercise price if the employee's employment is terminated. At December 31, 2000, the balance outstanding under these notes is $8,651,000, of which $7,281,000 relates to the exercise of stock options and is included in stockholders' equity. The remaining $1,370,000 relates to the tax liability associated with the stock option exercise and has been included in "Other Assets".

  Deferred Compensation

     During the year ended December 31, 2000 and the nine-month period ended December 31, 1999, the Company recorded aggregate deferred compensation of $48,211,000 and $821,000 representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company's common stock. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally five years. Under the graded method, approximately 51.53%, 24.62%, 14.16%, 7.37% and 2.32%, respectively, of each option's compensation expense is recognized in each of the five years following the date of grant. For the year ended December 31, 2000 and the nine- month period ended December 31, 1999, the Company amortized $23,747,000 and $132,000, respectively, of deferred compensation.

  Pro Forma Disclosure of the Effect of Stock-Based Compensation

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

     Pro forma information regarding net loss as if the Company had accounted for its employee stock options granted during the fiscal year ended December 31, 2000, the nine-month period ended December 31, 1999, and the fiscal year ended March 31, 1999 under the fair value method was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended December 31, 2000 and the minimum value method for the nine months ended December 31, 1999 and the year ended March 31, 1999, with the following weighted average assumptions:

                                             YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,       MARCH 31,
                                                2000              1999              1999
                                            ------------    -----------------    ----------
Risk-free interest rate...................        5.6%               6.0%            5.14%
Dividend yield............................          0%                 0%               0%
Expected volatility.......................       70.7%                 --               --
Expected option life......................   7.6 years          5.0 years        5.0 years

                                NEW FOCUS, INC.

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, under the graded method. Because fair value pro forma disclosure is applicable only to options granted subsequent to March 31, 1995, its pro forma effect was not fully reflected until calendar year 2000.

     If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan the Company's net loss would have been as indicated in the pro forma amount below:

                                          YEAR ENDED     NINE MONTHS ENDED    YEAR ENDED
                                         DECEMBER 31,      DECEMBER 31,        MARCH 31,
                                             2000              1999              1999
                                         ------------    -----------------    -----------
Net loss as reported...................  $(35,974,000)      $(7,677,000)      $(4,971,000)
Pro forma net loss.....................  $(45,375,000)      $(7,845,000)      $(5,116,000)
Net loss per share as reported, basic
  and diluted..........................  $      (0.92)      $     (3.11)      $     (2.18)
Pro forma net loss per share, basic and
  diluted..............................  $      (1.17)      $     (3.18)      $     (2.24)

  Employee Stock Purchase Plan

     In February 2000, the Company's Board of Directors approved the 2000 Employee Stock Purchase Plan (Purchase Plan), which was approved by the Company's stockholders in April 2000. A total of 1,000,000 shares of common stock have been reserved for issuance. The number of shares of common stock reserved for issuance will increase annually beginning in fiscal 2001. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 24 months except for the first purchase period for which the offering period will be no more than 27 months. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date.

  Warrants

     During the year ended December 31, 2000, the Company issued to a facility lessor a two-year warrant to purchase 30,000 shares of the Company's common stock with an exercise price of $20.00 per share. The warrant is non-forfeitable and immediately exercisable. The fair value of the warrant was determined to be $279,000 using the Black-Scholes method and the following assumptions: expected life 2 years, exercise price $20.00, stock price on date of grant $20.00, expected dividend yield of 0%, risk free interest rate of 6%, and expected volatility 0.8. This amount was capitalized and is being amortized over the life of the facility lease.

     During the nine-month period ended December 31, 1999 the Company committed to issue a warrant to purchase 9,000 shares of the Company's Series E preferred shares at a price of $1.20 per share. The fair value of the warrant was determined to be $4,000 using the Black-Scholes method and the following assumptions: expected life 5 years, exercise price $1.20, stock price on date of grant $1.20, expected dividend yield of 0%,

                                NEW FOCUS, INC.

risk free rate of 6%, and expected volatility of 0.27. This amount was expensed in the current period. The warrant was exercised during the year ended December 31, 2000.

     During the nine-month period ended December 31, 1999 the Company committed to issue a warrant for the purchase of 112,000 shares of the Company's Series E preferred stock at a price of $1.20 per share in return for fees associated with issuance of Series E preferred stock. The fair value of the warrant was determined to be $48,000 using the Black-Scholes method and the following assumptions: expected life 5 years, exercise price $1.20, stock price on date of grant $1.20, expected dividend yield of 0%, risk free rate of 6%, and expected volatility of 0.27. This amount was offset against the proceeds of the Series E preferred stock. The warrant was exercised during the year ended December 31, 2000.

     During the year ended March 31, 1999 the Company issued a warrant for the purchase of 140,000 shares of the Company's Series D preferred stock at $1.00 per share in connection with entering into an equipment loan agreement. The fair value of the warrant was determined to be $78,000 using the Black-Scholes method and the following assumptions: expected life 5 years, exercise price $1.00, stock price on date of grant $1.00, expected dividend yield of 0%, risk free rate of 5%, and expected volatility of 0.30. This amount was capitalized as debt issuance costs and is being amortized over the life of the loan. The warrant was exercised during the year ended December 31, 2000.

  Common Stock

     Common stock reserved for future issuance is as follows:

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Stock option plan:
  Outstanding options...................................   5,480,000
  Reserved for future grants............................   1,040,000
                                                           ---------
                                                           6,520,000
Employee Stock Purchase Plan............................   1,000,000
Warrants for common stock...............................      30,000
                                                           ---------
                                                           7,550,000
                                                           =========

 9. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company has two reportable segments: Telecom and Photonics Tools. The Telecom segment performs research and development, manufacturing, marketing and sales of fiber amplifier products, wavelength management products, high-speed opto-electronics and tunable laser modules, which are primarily sold to manufacturers of networking and test equipment in the optical telecommunications markets. The Photonics Tools segment performs research and development, manufacturing, marketing and sales of photonics tools, which are primarily used for commercial and research applications.

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company's investment portfolio. The accounting policies for the reportable segments are consistent with those described in the summary of significant accounting policies. There were no intercompany sales or transfers.

                                NEW FOCUS, INC.

     The Company does not segregate assets or interest expense by segment.

                                                       YEAR ENDED DECEMBER 31, 2000
                                                  ---------------------------------------
                                                  TELECOM     PHOTONICS TOOLS     TOTAL
                                                  --------    ---------------    --------
                                                              (IN THOUSANDS)
Revenues from external customers................  $ 53,578        $26,780        $ 80,358
Depreciation expense............................  $  3,153        $   765        $  3,918
Operating segment profit (loss).................  $(33,945)       $ 7,873        $(26,072)

                                                    NINE MONTHS ENDED DECEMBER 31, 1999
                                                  ---------------------------------------
                                                  TELECOM     PHOTONICS TOOLS     TOTAL
                                                  --------    ---------------    --------
                                                              (IN THOUSANDS)
Revenues from external customers................  $  5,002        $13,099        $ 18,101
Depreciation expense............................  $    289        $   467        $    756
Operating segment profit (loss).................  $ (9,087)       $ 1,625        $ (7,462)

                                                         YEAR ENDED MARCH 30, 1999
                                                  ---------------------------------------
                                                  TELECOM     PHOTONICS TOOLS     TOTAL
                                                  --------    ---------------    --------
                                                              (IN THOUSANDS)
Revenues from external customers................  $     45        $17,240        $ 17,285
Depreciation expense............................  $    102        $   486        $    588
Operating segment profit (loss).................  $ (6,658)       $ 1,992        $ (4,666)

     Operating segment profit and loss excludes amortization of deferred stock based compensation.

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     2000            1999           1999
                                                 ------------    ------------    ----------
                                                               (IN THOUSANDS)
LOSS
Total loss for reportable segments.............    $(26,072)       $(7,462)       $(4,666)
Other income (expense), net....................      13,851            (81)          (303)
Amortization of deferred compensation..........     (23,747)          (132)            --
                                                   --------        -------        -------
Loss before income taxes.......................    $(35,968)       $(7,675)       $(4,969)
                                                   ========        =======        =======

GEOGRAPHIC INFORMATION
REVENUES
United States..................................    $ 55,716        $13,214        $12,445
Asia...........................................       2,484          1,629          2,247
Europe.........................................      22,158          3,258          2,593
                                                   --------        -------        -------
          Consolidated total...................    $ 80,358        $18,101        $17,285
                                                   ========        =======        =======

     Revenues are attributed to countries based on the location of customers.

                                NEW FOCUS, INC.

10. NET LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic net loss per share until the time-based vesting restrictions have lapsed.

                                                                 NINE MONTHS
                                                  YEAR ENDED        ENDED        YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                     2000            1999           1999
                                                 ------------    ------------    ----------
Net loss (numerator)...........................    $(35,974)       $(7,677)       $(4,971)
                                                   ========        =======        =======
Shares used in computing historical basic and
  diluted net loss per share (denominator):
Weighted average common shares outstanding.....      42,692          2,468          2,284
Less shares subject to repurchase..............      (3,778)            --             --
                                                   --------        -------        -------
Denominator for basic and diluted net loss per
  share........................................      38,914          2,468          2,284
                                                                                  =======
Conversion of preferred stock (pro forma)......      15,813         29,755
                                                   --------        -------
Denominator for pro forma basic and diluted net
  loss per share...............................      54,727         32,223
                                                   ========        =======
Historical basic and diluted net loss per
  share........................................    $  (0.92)       $ (3.11)       $ (2.18)
                                                   ========        =======        =======
Pro forma basic and diluted net loss per
  share........................................    $  (0.66)       $ (0.24)
                                                   ========        =======

     The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock and outstanding stock options from the calculation of historical diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of historical diluted net loss per share was 5,510,000, 38,193,000 and 27,351,000 for the year ended December 31, 2000, the nine-month period ended December 31, 1999 and the year ended March 31, 1999, respectively.

11. BUSINESS ACQUISITION

     On February 28, 2000, the Company issued 116,000 shares of the Company's common stock in connection with a business acquisition. A shareholder/employee of the acquired company received 100,000 of the shares, which vest 20% after one year and 1/60 each month thereafter provided the shareholder/employee is an employee of the Company. The unvested shares are subject to repurchase by the Company at $5.00 per share if the employee is terminated. Under Emerging Issues Task Force No. 95-8, "Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination," this arrangement is, in substance, compensation for post-combination services rather than additional purchase price. The $1,300,000 value of the 100,000 shares issued was recorded in deferred compensation and is being amortized into expenses over the vesting period. The purchase price of $208,000, which is the fair market value of the remaining 16,000 shares resulted in goodwill. The acquisition was accounted for under the purchase method.

12. SUBSEQUENT EVENTS

  Acquisition of JCA Technology, Inc.

     On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber optic products for modulators, for a total purchase price of approximately $311.9 million

                                NEW FOCUS, INC.

in a transaction to be accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of Common Stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to forfeiture. The Common Stock was valued using the Company's average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the merger are estimated to be approximately $8.5 million. In addition, the Company will record $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. The balance of 128,000 shares of restricted stock will vest contingent upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied.

  Acquisition of Globe Y. Technology, Inc.

     On February 15, 2001, the Company acquired Globe Y. Technology, Inc. (Globe
Y), a privately-held manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The Company exchanged approximately 1,002,000 shares of Common Stock with a fair value of $44.4 million for all of the outstanding stock of Globe Y. In addition, the Company issued approximately 53,000 shares of restricted stock subject to forfeiture. The Common Stock was valued using the Company's closing stock price of $44.31 on February 15, 2001. Direct transaction costs related to the merger are estimated to be approximately $800,000. In addition, the Company will record $2.3 million of unearned compensation related to the approximately 53,000 shares of restricted stock.

  Litigation

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc. et al., Civil Action No. 01-1020, was filed against the Company and several of its officers and directors in the United States District Court for Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions were filed thereafter against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. Those actions are Rosen v. New Focus, Inc., et al., Civil Action No. 01-1065, Solomon v. New Focus, Inc., et al., Civil Action No. 01-2023, Speck v. New Focus, Inc., et al., Civil Action No. 01-1093, Deutch v. New Focus, Inc., et al., Civil Action No. 01-1123, and Connors v. New Focus, Inc., et al., Civil Action No. 01-1148. The Company plans to vigorously defend against these claims.

ITEM 16. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Exhibits

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1***    Agreement and Plan of Merger by and between Registrant and
           JCA Technology, Inc., dated October 25, 2000.
 2.2****   Amendment No. 1 to the Agreement and Plan of Merger by and
           between Registrant and JCA Technology, Inc., dated December
           21, 2000.
 2.3****   Amendment No. 2 to the Agreement and Plan of Merger by and
           between Registrant and JCA Technology, Inc., dated January
           16, 2001.
 2.4       First Amended and Restated Merger Agreement and Plan of
           Reorganization by and between Registrant and Globe Y.
           Technology, Inc., dated February 7, 2001.
 2.5       Amendment No. 2 to Merger Agreement and Plan of
           Reorganization by and between Registrant and Globe Y.
           Technology, Inc., dated February 13, 2001.
 3.1*      Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2*      Bylaws of the Registrant.
 4.1*      Form of stock certificates.
 4.2*      Warrant to Purchase Series D Preferred Stock dated February
           1999, between Registrant and Venture Lending and Leasing II,
           Inc., see Exhibit 10.15.
 4.3*      Warrant to Purchase Series E Preferred Stock dated February
           9, 2000, between Registrant and John Dexheimer.
 4.4*      Warrant to Purchase Series E Preferred stock dated February
           9, 2000, between Registrant and Pamela York.
 4.5*      Form of warrant to Purchase Common Stock between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC.
10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*      2000 Stock Plan.
10.3*      2000 Employee Stock Purchase Plan.
10.4*      2000 Director Option Plan and form of agreement thereunder.
10.5*      Form of change of control agreement entered into between the
           Registrant and the executive officers.
10.6*      Premises Lease Contract between Registrant and Shenzhen New and High-tech Village Development Company dated September
           23, 1999.
10.7*      Lease Agreement between Registrant and Silicon Valley
           Properties dated December 23, 1999.
10.8+*     Agreement on Terms and Conditions of Purchase and Sale of
           Optical Components between Registrant and Corning,
           Incorporated dated January 1, 2000.
10.9       Not Used.
10.10*     Fifth Amended and Restated Registration Rights Agreement.
10.11+*    Development Agreement between Registrant and Hewlett-Packard
           GmbH dated December 23, 1996.
10.12+*    Addendum to the Development Agreement between Registrant and
           Hewlett-Packard GmbH dated November 6, 1997.
10.13+*    Addendum No. 2 to the Development Agreement of December 23,
           1996 between Registrant and Agilent Technologies Deutschland
           GmbH dated December 10, 1999.
10.14+*    Memorandum of Agreement between Registrant and Alcatel USA
           Sourcing, L.P. dated January 7, 2000.
10.15*     Loan and Security Financing Agreement between Registrant and
           Venture Lending and Leasing II, Inc.
10.16*     Shenzhen Real Estate Sales and Purchase Contract by and
           between the Registrant and Shenzhen Libaoyi Industry
           Development Co., Ltd., dated April 6, 2000.
10.17*     Shenzhen Futian Free Trade Zone Premises lease by and
           between Registrant and Shenzhen Libaoyi Industry Development
           Co., Ltd., dated April 6, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.18+*    Supply Contract by and between the Registrant and Fuzhou
           Koncent Communication, Inc. (formerly Fuzhou Conet
           Communications, Inc.).
10.19**    Lease Agreement between Registrant and Lincoln-RECP Hellyer
           Opco, LLC, a Delaware LLC, dated May 15, 2000.
10.20      Lease Agreement between Registrant and Boyd C. Smith,
           Trustee, or his Successor Trustee, UTA dated 12/27/76 (John
           Arrillaga 1976 Children Trusts) as amended, dated March 30,
           1995.
10.21      Lease Agreement by and between Focused Research Inc. and
           Western Center Properties, Inc., dated April 1, 2000.
10.22      First Amendment to Lease Agreement by and between Focused
           Research, Inc. and Western Center Properties, Inc., dated
           January 5, 2001.
10.23+     Purchase Agreement by and between JCA Technology, Inc. and
           Corvis Corporation, dated August 14, 2000.
10.24+     Agreement to Extend Purchase Agreement by and between
           Registrant and Corning Incorporated, dated September 1,
           2000.
10.25+     Addendum No. 3 to the Development Agreement of December 23,
           1996 between Registrant and Agilent Technologies Deutschland
           GmbH dated December 19, 2000.
10.26+     Amendment to Memorandum of Agreement between Registrant and
           Alcatel USA Sourcing, L.P., dated January 1, 2001.
10.27      Lease Agreement by and between Registrant and PEGH
           Investments, LLC, dated January 9, 2001.
21.1       List of Subsidiaries.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney (See page 58).

---------------
+ The Registrant has requested confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.

* Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

** Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-3196, declared effective by the Securities and Exchange Commission on May 18, 2000.

*** Incorporated by reference from our report on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

**** Incorporated by reference from our report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.

(b) Financial Statement Schedules

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND SALES RETURNS:

                                                                ADDITIONS-
                                                 BALANCES AT    CHARGED TO                   BALANCES
                                                  BEGINNING     COSTS AND     DEDUCTIONS-    AT END OF
                                                  OF PERIOD      EXPENSES     WRITE-OFFS      PERIOD
                                                 -----------    ----------    -----------    ---------
Year ended March 31, 1999......................     $133          $   40         $(38)        $  135
Nine months ended December 31, 1999............     $135          $   39         $(14)        $  160
Year ended December 31, 2000...................     $160          $1,258         $(28)        $1,390

     Schedules other than that listed above have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2001.

                                          NEW FOCUS, INC.

                                          By:    /s/ KENNETH E. WESTRICK
                                            ------------------------------------
                                                    Kenneth E. Westrick
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth E. Westrick and William L. Potts, Jr. and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
               /s/ KENNETH E. WESTRICK                  President, Chief Executive      March 28, 2001
-----------------------------------------------------      Officer and Director
                 Kenneth E. Westrick                   (Principal Executive Officer)

              /s/ WILLIAM L. POTTS, JR.                   Chief Financial Officer       March 28, 2001
-----------------------------------------------------    (Principal Financial and
                William L. Potts, Jr.                       Accounting Officer)

                /s/ DR. MILTON CHANG                             Director               March 28, 2001
-----------------------------------------------------
                  Dr. Milton Chang

                 /s/ JOHN DEXHEIMER                              Director               March 24, 2001
-----------------------------------------------------
                   John Dexheimer

                 /s/ DR. WINSTON FU                              Director               March 28, 2001
-----------------------------------------------------
                   Dr. Winston Fu

                 /s/ R. CLARK HARRIS                             Director               March 28, 2001
-----------------------------------------------------
                   R. Clark Harris

                /s/ DR. DAVID L. LEE                             Director               March 28, 2001
-----------------------------------------------------
                  Dr. David L. Lee

                 /s/ ROBERT D. PAVEY                             Director               March 28, 2001
-----------------------------------------------------
                   Robert D. Pavey

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 2.1***    Agreement and Plan of Merger by and between Registrant and
           JCA Technology, Inc., dated October 25, 2000.
 2.2****   Amendment No. 1 to the Agreement and Plan of Merger by and
           between Registrant and JCA Technology, Inc., dated December
           21, 2000.
 2.3****   Amendment No. 2 to the Agreement and Plan of Merger by and
           between Registrant and JCA Technology, Inc., dated January
           16, 2001.
 2.4       First Amended and Restated Merger Agreement and Plan of
           Reorganization by and between Registrant and Globe Y.
           Technology, Inc., dated February 7, 2001.
 2.5       Amendment No. 2 to Merger Agreement and Plan of
           Reorganization by and between Registrant and Globe Y.
           Technology, Inc., dated February 13, 2001.
 3.1*      Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2*      Bylaws of the Registrant.
 4.1*      Form of stock certificates.
 4.2*      Warrant to Purchase Series D Preferred Stock dated February
           1999, between Registrant and Venture Lending and Leasing II,
           Inc., see Exhibit 10.15.
 4.3*      Warrant to Purchase Series E Preferred Stock dated February
           9, 2000, between Registrant and John Dexheimer.
 4.4*      Warrant to Purchase Series E Preferred stock dated February
           9, 2000, between Registrant and Pamela York.
 4.5*      Form of warrant to Purchase Common Stock between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC.
10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*      2000 Stock Plan.
10.3*      2000 Employee Stock Purchase Plan.
10.4*      2000 Director Option Plan and form of agreement thereunder.
10.5*      Form of change of control agreement entered into between the
           Registrant and the executive officers.
10.6*      Premises Lease Contract between Registrant and Shenzhen New and High-tech Village Development Company dated September
           23, 1999.
10.7*      Lease Agreement between Registrant and Silicon Valley
           Properties dated December 23, 1999.
10.8+*     Agreement on Terms and Conditions of Purchase and Sale of
           Optical Components between Registrant and Corning,
           Incorporated dated January 1, 2000.
10.9*      Not Used.
10.10*     Fifth Amended and Restated Registration Rights Agreement.
10.11+*    Development Agreement between Registrant and Hewlett-Packard
           GmbH dated December 23, 1996.
10.12+*    Addendum to the Development Agreement between Registrant and
           Hewlett-Packard GmbH dated November 6, 1997.
10.13+*    Addendum No. 2 to the Development Agreement of December 23,
           1996 between Registrant and Agilent Technologies Deutschland
           GmbH dated December 10, 1999.
10.14+*    Memorandum of Agreement between Registrant and Alcatel USA
           Sourcing, L.P. dated January 7, 2000.
10.15*     Loan and Security Financing Agreement between Registrant and
           Venture Lending and Leasing II, Inc.
10.16*     Shenzhen Real Estate Sales and Purchase Contract by and
           between the Registrant and Shenzhen Libaoyi Industry
           Development Co., Ltd., dated April 6, 2000.
10.17*     Shenzhen Futian Free Trade Zone Premises lease by and
           between Registrant and Shenzhen Libaoyi Industry Development
           Co., Ltd., dated April 6, 2000.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
10.18+*    Supply Contract by and between the Registrant and Fuzhou
           Koncent Communication, Inc. (formerly Fuzhou Conet
           Communications, Inc.).
10.19**    Lease Agreement between Registrant and Lincoln-RECP Hellyer
           Opco, LLC, a Delaware LLC, dated May 15, 2000.
10.20      Lease Agreement between Registrant and Boyd C. Smith,
           Trustee, or his Successor Trustee, UTA dated 12/27/76 (John
           Arrillaga 1976 Children Trusts) as amended, dated March 30,
           1995.
10.21      Lease Agreement by and between Focused Research Inc. and
           Western Center Properties, Inc., dated April 1, 2000.
10.22      First Amendment to Lease Agreement by and between Focused
           Research, Inc. and Western Center Properties, Inc., dated
           January 5, 2001.
10.23+     Purchase Agreement by and between JCA Technology, Inc. and
           Corvis Corporation, dated August 14, 2000.
10.24+     Agreement to Extend Purchase Agreement by and between
           Registrant and Corning Incorporated, dated September 1,
           2000.
10.25+     Addendum No. 3 to the Development Agreement of December 23,
           1996 between Registrant and Agilent Technologies Deutschland
           GmbH dated December 19, 2000.
10.26+     Amendment to Memorandum of Agreement between Registrant and
           Alcatel USA Sourcing, L.P., dated January 1, 2001.
10.27      Lease Agreement by and between Registrant and PEGH
           Investments, LLC, dated January 9, 2001.
21.1       List of Subsidiaries.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1       Power of Attorney (See page 58).

---------------
+ The Registrant has requested confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.

* Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

** Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-3196, declared effective by the Securities and Exchange Commission on May 18, 2000.

*** Incorporated by reference from our report on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.

**** Incorporated by reference from our report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.