Form 10-Q
period 2001-04-01
NEW FOCUS INC
filed 2001-05-09
CIK 1090215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 1, 2001
                         Commission File Number 0-29811



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

                                   Yes [X] No [ ].

On April 1, 2001, 75,869,550 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

                                      INDEX

                                 NEW FOCUS, INC.

                                                                                    Page No.
     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated balance sheets--April 1, 2001 and December 31,
                    2000 ........................................................     3

                    Consolidated statements of operations--Three months
                    ended April 1, 2001 and April 2, 2000 .......................     4

                    Consolidated statements of cash flows--Three months
                    ended April 1, 2001 and April 2, 2000 .......................     5

                    Notes to consolidated financial statements-- April 1, 2001 ..  6-13

     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations ................................... 14-19

     Item 3.        Quantitative and Qualitative Disclosures About Market
                    Risk ........................................................    19

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings ...........................................    36

     Item 2.        Changes in Securities and Use of Proceeds ...................    37

     Item 3.        Defaults Upon Senior Securities .............................    37

     Item 4.        Submission of Matters to a Vote of Security Holders .........    37

     Item 5.        Other Information ...........................................    37

     Item 6.        Exhibits and Reports on Form 8-K ............................    37

     SIGNATURES .................................................................    39

                                 NEW FOCUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               APRIL 1,         DECEMBER 31,
                                                                                 2001              2000
                                                                              ---------          ---------
                                                                             (unaudited)        (see note)
ASSETS
Current Assets
  Cash and cash equivalents                                                   $ 148,260          $ 363,375
  Short-term investments                                                        221,318            122,118
  Trade accounts receivable, less allowances of
     $760 in 2001 and $517 in 2000                                               14,852             13,835
  Inventories:
     Raw materials                                                               11,328             15,218
     Work in progress                                                             6,278             10,226
     Finished goods                                                               4,616              4,941
                                                                              ---------          ---------
       Total Inventories                                                         22,222             30,385
  Deferred tax assets                                                             5,480                 --
  Prepaid expenses and other current assets                                       5,734              4,805
                                                                              ---------          ---------
       Total current assets                                                     417,866            534,518
Property, plant and equipment:
  Land and building                                                              16,514             13,214
  Manufacturing and development equipment                                        39,760             26,304
  Computer software and equipment                                                 6,430              5,205
  Office equipment                                                                2,268              1,782
  Leasehold improvements                                                          9,627              3,857
  Construction in progress                                                       17,433             11,033
                                                                              ---------          ---------
                                                                                 92,032             61,395
  Less allowances for depreciation and amortization                              (9,037)            (6,651)
                                                                              ---------          ---------
       Net property, plant and equipment                                         82,995             54,744
Goodwill and other intangible assets, net of accumulated amortization
  of $21,690 in 2001 and $152 in 2000                                           334,752                577
Other assets                                                                      4,225             11,105
                                                                              ---------          ---------
       Total assets                                                           $ 839,838          $ 600,944
                                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  18,887          $  21,556
  Accrued expenses                                                               18,178             10,355
  Deferred research and development funding                                         343                343
  Current portion of long-term debt                                                 238                281
                                                                              ---------          ---------
       Total current liabilities                                                 37,646             32,535
Long-term debt, less current portion                                                 92                111
Deferred rent                                                                     1,302              1,188
Deferred tax liability                                                           20,886                 --
Commitments and contingencies
Stockholders' equity:
  Common stock                                                                       76                 64
  Additional paid-in capital                                                    983,517            652,184
  Notes receivable from stockholders                                             (7,207)            (7,281)
  Deferred compensation                                                         (59,498)           (26,453)
  Accumulated other comprehensive income                                            801                 80
  Accumulated deficit                                                          (137,777)           (51,484)
                                                                              ---------          ---------
       Total stockholders' equity                                               779,912            567,110
                                                                              ---------          ---------
       Total liabilities and stockholders' equity                             $ 839,838          $ 600,944
                                                                              =========          =========


    Note: The December 31, 2000 consolidated balance sheet has been derived from audited financial statements.
                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                           --------------------------
                                                            APRIL 1,         APRIL 2,
                                                             2001              2000
                                                           --------          --------
Net revenues                                               $ 40,762          $  9,782
Cost of net revenues (1)                                     55,442            10,786
                                                           --------          --------
Gross profit                                                (14,680)           (1,004)

Operating Expenses:
    Research and development (2)                             12,807             4,144
    Less funding received from research
       and development contracts                                (12)             (535)
                                                           --------          --------
    Net research and development                             12,795             3,609
    Sales and marketing (3)                                   2,447             1,100
    General and administrative (4)                            6,204             1,424
    Amortization of goodwill and other intangibles           21,437                --
    In-process research and development                      13,400                --
    Deferred compensation                                    25,324             5,548
                                                           --------          --------
       Total operating expenses                              81,607            11,681
                                                           --------          --------

Operating loss                                              (96,287)          (12,685)
Interest and other income, net                                4,994               224
                                                           --------          --------
Loss before provision (benefit) for income taxes            (91,293)          (12,461)
Provision (benefit) for income taxes                         (5,000)               --
                                                           --------          --------
       Net loss                                            $(86,293)         $(12,461)
                                                           ========          ========

Basic and diluted net loss per share                       $  (1.22)         $  (2.12)
                                                           ========          ========

Shares used to compute basic and
    diluted net loss per share                               70,460             5,891
                                                           ========          ========

----------

(1) Excluding $3,491 and $1,283 in amortization of deferred stock compensation for the three months ended April 1, 2001 and April 2, 2000, respectively.

(2) Excluding $18,639 and $1,013 in amortization of deferred stock compensation for the three months ended April 1, 2001 and April 2, 2000, respectively.

(3) Excluding $1,400 and $205 in amortization of deferred stock compensation for the three months ended April 1, 2001 and April 2, 2000, respectively.

(4) Excluding $1,794 and $3,047 in amortization of deferred stock compensation for the three months ended April 1, 2001 and April 2, 2000, respectively.


                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                             ----------------------------
                                                                              APRIL 1,           APRIL 2,
                                                                                2001              2000
                                                                             ---------          --------
OPERATING ACTIVITIES
Net loss                                                                     $ (86,293)         $(12,461)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                2,439               559
    Amortization of goodwill and other intangibles                              21,437                --
    Acquired in-process research and development                                13,400                --
    Amortization of deferred compensation                                       25,324             5,548
    Deferred rent                                                                  114                35
    Changes in operating assets and liabilities:
      Trade accounts receivable                                                  3,443            (1,606)
      Inventories                                                               11,110            (2,531)
      Prepaid expenses and other current assets                                   (493)             (670)
      Accounts payable                                                          (4,827)            1,733
      Accrued expenses                                                           4,721               218
      Deferred tax liability and income tax payable                             (5,005)               --
      Deferred research and development funding                                     --              (250)
                                                                             ---------          --------
        Net cash used in operating activities                                  (14,630)           (9,425)
INVESTING ACTIVITIES
Purchase of available-for-sale investments                                    (116,872)               --
Proceeds from sales and maturities of  investments                              18,393                --
Acquisition of businesses and related expenses, net of cash acquired           (81,693)               --
Acquisition of property, plant and equipment                                   (27,373)           (5,463)
Increase (decrease) in other assets                                              6,893            (1,290)
                                                                             ---------          --------
        Net cash used in investing activities                                 (200,652)           (6,753)
FINANCING ACTIVITIES
Payments on equipment loan                                                         (63)              (57)
Proceeds from issuance of common stock, net of repurchases                         156               560
Proceeds from payment of notes receivable with shareholders                         74                --
                                                                             ---------          --------
        Net cash provided by financing activities                                  167               503
                                                                             ---------          --------
        Decrease in cash and cash equivalents                                 (215,115)          (15,675)
        Cash and cash equivalents at beginning of period                       363,375            28,067
                                                                             ---------          --------
        Cash and cash equivalents at end of period                           $ 148,260          $ 12,392
                                                                             =========          ========



                 See notes to consolidated financial statements.

                                 NEW FOCUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 1, 2001


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

       Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended April 1, 2001 and April 2, 2000 contained 91 days and 93 days, respectively.

NOTE 2 - COMPREHENSIVE LOSS

       Comprehensive loss for the three months ended April 1, 2001 is $85.5 million, comprised of the Company's net loss of $86.3 million and $801,000 of net unrealized holding gains on marketable equity securities. Comprehensive loss for the three months ended April 2, 2000 is the same as the Company's net loss.

NOTE 3 - LOSS PER SHARE

       The following table sets forth the computation of net loss per share.


                                                       THREE MONTHS ENDED
                                                   ---------------------------
                                                   APRIL 1,          APRIL 2,
(in thousands, except per share amounts)             2001              2000
                                                   --------          --------
Net loss (numerator)                               $(86,293)         $(12,461)
                                                   ========          ========

Shares used in computing basic and diluted
   net loss per share (denominator):
Weighted average common shares outstanding           73,541             9,384
Less shares subject to repurchase                    (3,081)           (3,493)
                                                   --------          --------
Denominator for basic and diluted net loss
   per share                                         70,460             5,891
                                                   ========          ========

Basic and diluted net loss per share               $  (1.22)         $  (2.12)
                                                   ========          ========


         The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock, and outstanding stock options from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of diluted net loss per share was 7,047,000 for the three months ended April 1, 2001 and 50,180,000 for the three months ended April 2, 2000, respectively.

NOTE 4 -- INCOME TAXES

         The benefit for income taxes of approximately $5.0 million for the three months ended April 1, 2001 relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000, primarily for alternative minimum taxes and foreign withholding taxes.

NOTE 5 -- SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

                                                   THREE MONTHS ENDED APRIL 1, 2001
                                            -------------------------------------------------
                                              TELECOM        PHOTONICS TOOLS           TOTAL
                                              -------        ---------------           -----
                                                         (IN THOUSANDS)
Revenues from external customers            $ 32,308             $ 8,454             $ 40,762
Depreciation expense                        $  2,143             $   243             $  2,386
Operating segment profit (loss)             $(36,095)            $   (31)            $(36,126)


                                                     THREE MONTHS ENDED APRIL 2, 2000
                                            -------------------------------------------------
                                             TELECOM         PHOTONICS TOOLS           TOTAL
                                            ---------        ---------------         --------
                                                         (IN THOUSANDS)
Revenues from external customers            $  4,885             $ 4,897             $  9,782
Depreciation expense                        $    319             $   229             $    548
Operating segment profit (loss)             $ (7,794)            $   657             $ (7,137)



         Operating segment profit and loss excludes amortization of deferred stock based compensation.

                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                           APRIL 1,             APRIL 2,
                                                            2001                 2000
                                                          ---------            ---------
                                                                   (IN THOUSANDS)
LOSS
Total loss for reportable segments                        $(36,126)            $ (7,137)
Interest and other income, net                               4,994                  224
Amortization of goodwill and other intangibles             (21,437)                  --
In-process research and development                        (13,400)                  --
Amortization of deferred compensation                      (25,324)              (5,548)
                                                          --------             --------
   Loss before income taxes                               $(91,293)            $(12,461)
                                                          ========             ========

GEOGRAPHIC INFORMATION
REVENUES
United States                                             $ 25,680             $  6,886
Asia                                                         1,997                  568
Europe                                                      13,085                2,328
                                                          --------             --------
   Consolidated total                                     $ 40,762             $  9,782
                                                          ========             ========

Revenues are attributed to countries based on the location of customers.

NOTE 6 - SIGNIFICANT CUSTOMERS

         In the three months ended April 1, 2001, Alcatel, Agilent Technologies, and Corvis Corporation accounted for 15.6%, 12.8%, and 11.6% of the Company's net revenues, respectively.

NOTE 7 -- CONTINGENCIES

         On March 12, 2001, a putative securities class action, captioned Mandel
v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 20001. The cases are in the process of being consolidated. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

         On April 10, 2001, a shareholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.

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

         In December 1999, U.S.A. Kaifa Technology, Inc., acquired by E-Tek Dynamics, Inc., which was acquired by JDS Uniphase Corporation, filed a complaint against the Company for patent infringement in the United States District Court, Northern District of California. In May 2001, the Company and Kaifa reached a confidential settlement agreement that will terminate the litigation pending between the two companies. The settlement is not expected to have a material impact on the Company's results of operations.

         In addition, the Company is subject to various claims that arise in the normal course of business.

NOTE 8 -- BUSINESS ACQUISITIONS

Acquisition of JCA Technology, Inc.

         On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber optic products for modulators, for a total purchase price of approximately $311.5 million in a transaction to be accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of common stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company's average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the merger are estimated to be approximately $8.1 million. In addition, the Company recorded $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. The balance of 128,000 shares of restricted stock will vest contingent upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied.

         The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of JCA subsequent to the acquisition date. The purchase price has been allocated to the tangible net assets acquired based on management's estimate of their fair values, and to the intangible assets acquired and in-process research and development based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired                   $   6,660
Intangible assets acquired:
    Current technology                            31,300
    Customer base                                  4,000
    Workforce                                      3,560
In-process research and development               13,400
Goodwill                                         267,777
Net deferred tax liability                       (15,200)
                                               ---------
  Total purchase price allocation              $ 311,497
                                               =========

         Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses and a note payable. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years. In-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the three months ended April 1, 2001.

Acquisition of Globe Y. Technology, Inc.

         On February 15, 2001, the Company acquired Globe Y. Technology, Inc. (Globe Y), a privately-held manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The Company exchanged approximately 1,002,000 shares of common stock with a fair value of $44.4 million for all of the outstanding stock of Globe Y. In addition, the Company issued approximately 53,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company's closing stock price of $44.31 on February 15, 2001. Direct transaction costs related to the merger are estimated to be approximately $800,000. In addition, the Company recorded $2.3 million of unearned compensation related to the approximately 53,000 shares of restricted stock.

         The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Globe Y subsequent to the acquisition date. The purchase price has been allocated to the tangible net assets acquired based on management's estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired                       $  1,577
Intangible assets acquired:
    Current technology                                7,100
    Customer base                                     2,400
    Non-compete agreement and workforce               1,960
Goodwill                                             37,567
Deferred tax liability                               (5,381)
                                                   --------
  Total purchase price allocation                  $ 45,223
                                                   ========

         Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, income taxes payable and customer deposits. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years.

Unaudited Pro Forma Information

         The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisitions of JCA and Globe Y had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for in-process research and development attributable to JCA, for the three months ended April 1, 2001 and April 2, 2000 with the historical results of operations of JCA and Globe Y for the three months ended April 1, 2001 and March 30, 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of fiscal 2000 or of results which may occur in the future.

                                                      Three Months Ended
                                               ----------------------------------
(In thousands, except per share amounts)       April 1, 2001        April 2, 2000
                                               -------------        -------------
Revenues                                          $ 42,364             $ 14,390
Net loss                                           (56,414)             (55,286)
Net loss per share                                   (0.70)               (3.69)


Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No such charges have been recorded in 2001 related to the JCA or Globe Y acquisitions.

                                 NEW FOCUS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The following discussion contains predictions, estimates and other forward-looking statements regarding the revenue outlook for the second quarter of 2001, the anticipated gross margin performance for the second quarter of 2001, the projected pro forma net loss for the second quarter of 2001, planned restructuring actions, expected improvements in our business during the second half of 2001, progress on the development of new products and anticipated shipment dates for products, and the positioning of the Company for future success. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from any future performance suggested herein. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to weakness and uncertainties related to overall demand within the telecommunications industry, inventory levels within the industry, sudden and unexpected order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry; the difficulty of minimizing the negative effect of lower unit volumes on gross margin performance due to the level of fixed manufacturing expenses; the challenge of managing inventory levels during periods of weakening demand; the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters, an inability to reduce expenses without jeopardizing product development schedules and an inability to move sufficient volume of production offshore; any unforeseen delays in completing the development of our new products on a timely basis and achieving sufficient production to generate volume revenues; our ability to gain customer acceptance of new products; and our ability to generate future revenue from new products commensurate with prior investments in research and development activities. Other risk factors that may affect our financial performance are listed in "Risk Factors" elsewhere in this document.

Overview:

         Demand for products within the telecommunications industry, including the market for fiber optic products, fell abruptly during the latter half of the first quarter of 2001. We experienced order cancellations during this period and the rescheduling of orders to later periods. The order cancellations and delaying of orders continued into the month of April. As a result, we anticipate lower revenues in the second quarter of 2001 as compared to the first quarter of 2001.

         In April, we began to develop and implement a restructuring plan. Under this plan, we are initiating a series of actions that will resize our operations and result in a restructuring charge that will be reflected in our second quarter of 2001 financial results. These actions will include closure and consolidation of two smaller facilities and work force reductions in our U.S. and China operations. We will also accelerate our efforts to move more production, in particular subassemblies for our active products, offshore to Asia. In addition to these longer-range actions, we will cut our capital expenditures and continue to reduce discretionary spending. We will also significantly reduce the manufacturing build schedule at our China operations for the next two quarters to properly balance inventories with near-term demand.

         In California, we will close our older Santa Clara facility and transfer passive product development activities to our newer and larger facility in San Jose. We anticipate work force reductions at our U.S. operations of approximately 90 people, mostly manufacturing personnel. In China, we will idle our smaller production facility and consolidate activities into our larger factory. Work force reductions at our China operations will total approximately 450 people, mostly direct labor employees. These actions will result in work force reductions of approximately 10% and 50% at our U.S. and China operations, respectively. After this latest work force reduction, our worldwide operations will employ approximately 1,200 people, down from a peak employment level of 2,100 people in early March 2001.

         On January 16, 2001, we acquired JCA Technology, Inc. (JCA), a designer, manufacturer and marketer of a full line of fiber optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We recorded $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. The remaining 128,000 shares of restricted stock will vest upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied. JCA operates as a wholly owned subsidiary of New Focus, and our financial statements for the three months ended April 1, 2001 include the results of operations of JCA subsequent to the acquisition date.

        On February 15, 2001, we acquired Globe Y. Technology, Inc. (Globe Y), a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we recorded approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Globe Y operates as a wholly owned subsidiary of New Focus, and our financial statements for the three months ended April 1, 2001 include the results of operations of Globe Y subsequent to the acquisition date.

Net Revenues:

        Net revenues increased to $40.8 million for the three months ended April 1, 2001 from $9.8 million for the three months ended April 2, 2000 primarily as a result of increased sales of our telecom products and net revenues related to our acquisitions of JCA and Globe Y in 2001. Sales of our telecom products, which include $10.9 million of JCA and Globe Y product sales, were $32.3 million, or 79.2% of total net revenues for the three months ended April 1, 2001. Telecom net revenues were $4.9 million, or 49.9% of total net revenues, for the three months ended April 2, 2000.

Gross Margin:

        Gross margin, including amortization of deferred stock compensation, decreased to a negative 44.6% in the three months ended April 1, 2001 from a negative 23.4% in the three months ended April 2, 2000. Excluding amortization of deferred stock compensation of $3.5 million and $1.3 million, respectively, gross margin decreased to a negative 36.0% in the three months ended April 1, 2001 from a negative 10.3% in the three months ended April 2, 2000. Cost of net revenues for the three months ended April 1, 2001 includes a $28.5 million charge for the write-down of excess inventories and related charges, reflecting lower customer demand for our products and a current lack of visibility into future order flow resulting from the sudden and sharp decline in capital equipment expenditures by telecommunications carriers. This write-down more than offset the positive effects of improved yields for our telecom products, sales of higher margin products from our acquisitions of JCA and Globe Y, and improved absorption of our fixed manufacturing costs. In addition, the three months ended April 2, 2000 include start-up costs for our China operations, which did not begin production until June 2000.

Research and Development Expenses:

        Research and development expenses, including amortization of deferred stock compensation, increased to 77.1% of net revenues, or $31.4 million, in the three months ended April 1, 2001 from 47.3% of net revenues, or $4.6 million, in the three months ended April 2, 2000. Excluding amortization of deferred stock compensation of $18.6 million and $1.0 million, respectively, research and development expenses decreased to 31.4% of net revenues, or $12.8 million, in the three months ended April 1, 2001 from 36.9% of net revenues, or $3.6 million, in the three months ended April 2, 2000. Research and development expenses, excluding amortization of deferred stock compensation, decreased as a percentage of net revenues for the comparable periods, but increased in absolute dollars as a result of continued development of existing telecom products and development of new telecom products. We will continue to make significant expenditures in research and development and expect that, while research and development expenses may vary as a percentage of net revenues in future periods, the absolute dollar amount of these expenses will increase as we invest in developing new active and passive products and continue to enhance our existing products.

Sales and Marketing Expenses:

        Sales and marketing expenses, including amortization of deferred stock compensation, decreased to 9.4% of net revenues, or $3.8 million, in the three months ended April 1, 2001 from 13.3% of net revenues, or $1.3 million, in the three months ended April 2, 2000. Excluding amortization of deferred stock compensation of $1.4 million and $205,000, respectively, sales and marketing expenses decreased as a percentage of net revenues to 6.0%, or $2.4 million, in the three months ended April 1, 2001, from 11.2% of net revenues, or $1.1 million, in the three months ended April 2, 2000. Although sales and marketing expenses decreased as a percentage of revenues, they increased in absolute dollars for the comparable periods primarily as a result of hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts.

General and Administrative Expenses:

        General and administrative expenses, including amortization of deferred stock compensation, decreased to 19.6% of net revenues, or $8.0 million, in the three months ended April 1, 2001 from 45.7% of net revenues, or $4.5 million, in the three months ended April 2, 2000. Excluding amortization of deferred stock compensation of $1.8 million and $3.1 million, respectively, general and administrative expenses increased as a percentage of net revenues to 15.2%, or $6.2 million, in the three months ended April 1, 2001, from 14.6% of net revenues, or $1.4 million, in the three months ended April 2, 2000. The increase in general and administrative expenses in the comparable periods was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations, increased legal costs, and integration costs associated with our acquisitions of JCA and Globe Y.

Amortization of Goodwill and Other Intangibles:

        Amortization of goodwill and other intangibles totaled $21.4 million in the three months ended April 2, 2001, and arose from our acquisitions of JCA and Globe Y in January and February 2001, respectively. Goodwill and other intangibles are being amortized over estimated useful lives of two to four years.

In-process Research and Development:

        A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the three months ended April 1, 2001. In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use.

Interest and Other Income, net:

        Interest and other income, net totaled $5.0 million for the three months ended April 1, 2001, compared to $224,000 for the three months ended April 2, 2000. Interest income was the largest component in 2001, totaling $5.8 million. The increase in interest income for the comparable periods was primarily due to higher average cash balances as a result of the $542.4 million proceeds received from our May 2000 initial public offering and August 2000 follow-on public offering. Interest income was partially offset by a $750,000 expense to write-down to fair market value our investment in a Southern California Edison debt security.

Income Taxes:

        The benefit for income taxes of approximately $5,000,000 for the three months ended April 1, 2001 relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000, primarily for alternative minimum taxes and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES:

        Our cash, cash equivalents and short-term investments decreased to $369.6 million at April 1, 2001 from $485.5 million at December 31, 2000. The decrease in cash, cash equivalents and short-term investments was primarily due to $14.6 million of cash used in operating activities, $81.7 million used in the acquisitions of JCA Technology and Globe Y Technology and $27.4 million used in the acquisition of property, plant and equipment. Net working capital was $380.2 million at April 1, 2001.

        Cash used in operating activities was $14.6 million in the three months ended April 1, 2001, primarily due to our net loss of $86.3 million, decreases in accounts payable of $4.8 million and decreases in deferred taxes and income taxes payable of $5.0 million, partially offset by non-cash charges of $62.7 million, decreases in accounts receivable and inventories of $14.6 million, and increases in accrued expenses of $4.7 million. Cash used in investing activities, excluding net purchases of available-for-sale investments, was $102.2 million in the three months ended April 1, 2001, and was primarily used to acquire JCA Technology and Globe Y Technology, as well as property, plant and equipment. Cash generated by financing activities, primarily proceeds from the exercise of stock options, was $167,000 in the three months ended April 1, 2001.

        We currently expect to incur approximately $70 million of capital expenditures in fiscal year 2001 to purchase equipment for our operations in the United States and China. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK:

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity:

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

Exchange Rate Sensitivity:

        A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Chinese yuan renminbi (CNY). Since late 1997, the CNY has been trading at a conversion rate of approximately
8.28 CNY to the U.S. dollar. Accordingly, we have experienced no material foreign currency rate fluctuations.

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

RISKS RELATED TO OUR FINANCIAL RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        We incurred net losses of $86.3 million for the three months ended April 1, 2001, $36.0 million for the fiscal year ended December 31, 2000, $7.7 million for the nine-month period ended December 31, 1999, and $5.0 million for our fiscal year ended March 31, 1999. As of April 1, 2001, we had an accumulated deficit of $137.8 million. Due to the current economic climate and associated uncertainty within the telecommunications industry, we are reassessing our prior financial guidance but are currently unable to provide meaningful forecasts beyond the second quarter of 2001. We have experienced order cancellations and extensions of product shipment dates by our customers who are adjusting their inventory levels in response to slower industry growth. These cancellations and extensions adversely impact our revenues and have resulted in higher inventory levels than required to support our current sales forecast. These conditions may significantly delay, and could prevent, our ability to operate profitably. We expect to incur significant product development, sales and marketing and administrative expenses, and, as a result, we will need to generate increased revenues to achieve profitability. Additionally, the Company has recently completed two acquisitions and has recorded significant intangible assets based on the underlying book value of the assets of the two companies acquired. Amortization of these intangible assets and other acquisition-related charges will reduce the Company's profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

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

        We have only recently begun selling our fiber optic products to the telecommunications industry, and we have only generated revenues from the sale of these products since March 1999. Moreover, our ability to accurately forecast revenues is impacted by weaknesses and uncertainties regarding overall demand within the telecommunications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry. Because we have only recently begun to sell these products, we have in the past and may in the future be unable to accurately forecast our revenues from sales of these products, and we have limited meaningful historical financial data upon which to plan future operating expenses. Due to the current economic climate and associated uncertainty within the telecommunications industry, we are reassessing our prior financial guidance but are currently unable to provide meaningful forecasts beyond the second quarter of 2001. We believe that net revenue for the second quarter of 2001 will fall in the range of $28-32 million. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SALES TO THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

        In the three months ended April 1, 2001, Alcatel, Agilent Technologies and Corvis Corporation accounted for 15.6%, 12.8% and 11.6% of our net revenues, respectively. In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. We have recently experienced order cancellations and extensions of product shipment dates by several of our customers. The loss of any of these key customers or further reductions in sales to these key customers could materially adversely affect our revenues.

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

        We have experienced decreases in the average selling prices of some of our products, including most of our passive component products. We anticipate that as products in the optical component and module market become more commoditized, the average selling prices of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make our efforts to increase our sales volume difficult. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot improve our gross margins, our financial position may be harmed and our stock price may decline.

RISKS RELATED TO OUR BUSINESS

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER.

        Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. For example, we delivered samples of our new tunable laser product to systems provider customers in April 2001, and expect production to start in late 2001. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

WE HAVE RECENTLY ACQUIRED TWO BUSINESSES. IF WE EXPERIENCE DIFFICULTY IN INTEGRATING THESE NEW ACQUISITIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. ANY ACQUISITIONS WE MIGHT MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

        We recently acquired JCA Technology, Inc. and Globe Y. Technology, Inc. The efficient integration of these businesses into our organization will be important to our success. If our integration efforts are unsuccessful, our business will suffer. We expect to spend significant resources to integrate these businesses into our organization. Our headcount increased by approximately 230 employees as a result of the acquisitions, and these new employees must be integrated with our existing employees. Both JCA and Globe Y were privately held and may require substantial investments in operational and financial infrastructure to ensure that their systems and processes adequately support operating as a publicly held organization. Each of these organizations will also need additional investments in manufacturing infrastructure in order to ramp production volumes. A key employee of JCA previously owned substantially all of the stock of JCA. Although this individual has executed an employment agreement with the Company, we cannot assure you that we can retain this individual. We have limited experience with integrating acquired businesses into our organization. Our integration efforts may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. If we are unable to integrate these companies into our organization in a timely and effective manner, our business and our operating results will be adversely affected.

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

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

        Competition in the optical component and module market in which we compete is intense. We face competition from public companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation. Many of our competitors are large public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. For example, JDS Uniphase Corporation acquired E-Tek Dynamics in June 2000 and acquired SDL, Inc. in February 2001. Such acquisitions could give our competitors a strategic advantage. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. For example, Lucent Technologies has recently spun-off its microelectronics business, including Lucent's optoelectronics components and integrated circuits division. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

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

        The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial costs and expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical component and module market, we cannot predict the length of these sales and development cycles. The recent slowdown in the U.S. economy has resulted in order cancellations and extensions of product shipment dates by our customers. These long sales cycles, coupled with the uncertain affects of the slowdown in the U.S. economy, may cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

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

Except for certain employment agreements entered into in connection with our acquisitions of JCA, none of our officers or key employees is bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

        Recent work force reductions at our China operations will total approximately 450 people, mostly direct labor employees. We also anticipate work force reductions at our U.S. operations of approximately 90 people, mostly manufacturing personnel. However, we will continue to hire selectively in the engineering, sales and marketing and administrative functions. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense, especially in the San Francisco Bay Area. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

WE HAVE LIMITED PRODUCT OFFERINGS, AND IF THE CURRENT DECLINE IN DEMAND FOR THESE PRODUCTS CONTINUES, OR DEMAND FAILS TO DEVELOP AS WE EXPECT, OUR NET REVENUES WILL DECLINE.

        We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the three months ended April 1, 2001, we derived approximately 37% and 16%, respectively, of our net revenues from our circulators and tunable laser modules for test and measurement. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for these and other optical component and module products has declined as a result of the recent slowdown in the economy and we have recently experienced order cancellations and delays in product shipment dates by our customers. Aside from the current slowdown in the telecommunications industry, continued and widespread market acceptance of our products is critical to our future success. We cannot assure you that, whether the telecommunication industry conditions improve, our current products will achieve market acceptance at the rate at which we expect, or at all, which could adversely affect our net revenues.

IF WE FAIL TO ACCURATELY TIME OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

        We face a challenge in accurately timing the installation of our manufacturing capacity with the demand for our products. Throughout 2000 we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. At December 31, 2000, we had a total of 1,622 employees, up from 289 employees at December 31, 1999. In early March 2001, we had a peak employment level of 2,100 people. As a result of the recent, and sudden, order cancellations and extensions of product shipment dates by our customers, we are slowing the rate of production in our U.S. and China factories. We will significantly reduce the manufacturing build schedule at our China operations for the next two quarters to properly balance inventories with near-term demand.

       In California, we will close our older Santa Clara facility and transfer passive product development activities to our newer and larger facility in San Jose. We anticipate work force reductions at our U.S. operations of approximately 90 people, mostly manufacturing personnel. In China, we will idle our smaller production facility and consolidate activities into our larger factory. Work force reductions at our China operations will total approximately 450 people, mostly direct labor employees. These actions will result in work force reductions of approximately 10% at our U.S. operations and 50% at our China operations. After this latest work force reduction, our worldwide operations will employ approximately 1,200 people.

       We intend to complete facility construction projects that are currently underway, but we are curtailing efforts to install equipment in these facilities until market conditions improve. We believe this approach will allow us to quickly ramp production if unit demand for our products merits. However, if demand for our products continues to decline, we may have more employees and facility space than necessary to deliver our products, which would adversely impact our ability to achieve profitability, and could require us to further reduce the size of our operations.

       Despite our recent announcement to slow down expansion of our business, we still face challenges as a result of our rapid expansion over the past year. We will continue to operate facilities in San Jose, California, Camarillo, California, Fremont, California, Middleton, Wisconsin and Shenzhen, China. The increase in employees as a result of the acquisitions and the growth in our operations over the past year, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our work force worldwide. The failure to effectively manage our recent growth and to accurately time any future growth with market demand for our products could adversely impact our ability to manufacture and sell our products, which could reduce our revenues.

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

WE MAY IN THE FUTURE, AND WE HAVE IN THE PAST BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

       We may from time to time become involved in various lawsuits and legal proceedings. For example, the Company is a defendant in certain putative securities class actions filed in the United States District Court for the Northern District of California. In addition, in March 2000, a former employee filed a complaint against us in Santa Clara Superior Court, alleging wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on the business, results of operations or financial condition of the Company.

Any litigation to which we are subject could require significant involvement of our senior management and may divert management's attention from our business and operations. For more information about current legal proceedings, see "Part II -- Other Information, Item 1 - Legal Proceedings."

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       For the three months ended April 1, 2001, 37.0% of our net revenues were from international sales, and for the fiscal year ended December 31, 2000, 30.7% of our net revenues were from international sales. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to risks including the following:

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

ELECTRICAL BLACKOUTS AND OTHER BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

       Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and carry only a limited amount of business interruption insurance to compensate us for losses that may occur. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power in the state. Most of these facilities currently do not have backup generators or alternate sources of power in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Any losses or damages incurred by us as a result of blackouts or other business interruptions could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

RISKS RELATED TO MANUFACTURING OUR PRODUCTS

IF WE DO NOT ACCURATELY PROJECT DEMAND FOR OUR PRODUCTS, WE WILL HAVE EXCESS MANUFACTURING CAPACITY OR INSUFFICIENT MANUFACTURING CAPACITY, EITHER OF WHICH WILL SERIOUSLY HARM OUR RESULTS OF OPERATIONS.

       We currently manufacture substantially all of our products in our facilities located in Santa Clara, San Jose and Camarillo, California and in Shenzhen, China. Based on the recent and sudden change in U.S. economic conditions, we now expect lower demand for our products in 2001. We recently announced that we will slow the rate of production in our U.S. and China factories to bring production in line with the lower unit demand anticipated for the first half of 2001. In particular, we will significantly reduce the manufacturing build schedule at our China operations for the next two quarters to properly balance inventories with near-term demand. We will also accelerate our efforts to move production, in particular subassemblies for our active products, offshore to Asia and will cut our capital expenditures and continue to reduce discretionary spending.

       In California, we will close our older Santa Clara facility and transfer passive product development activities to our newer and larger facility in San Jose. We anticipate work force reductions at our U.S. operations of approximately 90 people, mostly manufacturing personnel. In China, we will idle our smaller production facility and consolidate activities into our larger factory. Work force reductions at our China operations will total approximately 450 people, mostly direct labor employees.

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

       We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Recent order cancellations and extension of product delivery dates by our customers have created excess inventories due to our overestimation of component and material requirements for our manufacturing facilities. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. As a result of these excess inventories and cancellation charges, we recorded a significant charge in the first quarter of 2001. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED AND OUR REVENUES MAY SUFFER.

       The manufacture of our products involves complex and precise processes. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to the results of our operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have in the past experienced lower than targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. We may experience lower than targeted product yields in the future which could adversely affect our operating results.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

       Currently, we operate two manufacturing facilities located in Shenzhen, China. We expect to close our smaller leased facility as part of our recently announced restructuring plan, and consolidate China operations into our larger owned facility. Our ability to operate in China may be adversely affected by changes in the laws and regulations of the People's Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our facilities are located on land leased from China's government by Shenzhen New and High-Tech Village Development Co. and the Shenzhen Libaoyi Industry Development Co., Ltd. pursuant to land use certificates and agreements, each with terms of 50 years. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

       We believe that our operations in Shenzhen, China are in compliance with China's applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. China's economy differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self- sufficiency, rate of inflation and balance of payments position, among others. In the past, China's economy has been primarily a planned economy subject to state plans. Since 1978, China's government has been reforming its economic and political systems. Reforms of this kind have resulted in significant economic growth and social change. We cannot assure you that China's policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the political, economic or social conditions in China and the U.S.-China political relations in general.

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

       We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. We have defended such claims in the past. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

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

       On February 14, 2001, the FASB issued a limited revision of its September 7 Exposure Draft, "Business Combinations and Intangible Assets", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment, using a complex methodology different from the original proposal, when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the statement of operations. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. The FASB expects to release the final statement in June 2001. The provisions of the proposed statement are to be applied at the beginning of the first fiscal quarter following its issuance.

PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings
       On March 10, 2000, a former employee filed a lawsuit against the Company in Santa Clara Superior Court alleging three causes of action for wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The claims stem from the termination of his employment with the Company in February 2000. The former employee seeks unspecified general and special damages, punitive damages, attorneys' fees and costs in the form of cash and shares of the Company's common stock. In September 2000 the parties participated in mediation but were unable to reach resolution. The parties are currently in the process of completing discovery. The Company will be filing a motion to dismiss shortly as to the causes of action for breach of contract and fraud. A trial date has not yet been set. The Company plans to vigorously defend against these claims.

       On March 12, 2001, a putative securities class action, captioned Mandel
v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon
v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 20001. The cases are in the process of being consolidated. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

       On April 10, 2001, a shareholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company's directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.

       In addition, the Company is subject to various claims that arise in the normal course of business.

       ITEM 2. Changes in Securities and Use of Proceeds - Not Applicable.

       ITEM 3. Defaults Upon Senior Securities -Not Applicable.

       ITEM 4. Submission of Matters to a Vote of Security Holders -Not Applicable.

       ITEM 5. Other Information -Not Applicable.

       ITEM 6. Exhibits and Reports on Form 8-K

              a) Exhibits

                 None

              b) Reports on Form 8-K--

                    -Form 8-K filed on January 24, 2001 regarding the completion of New Focus' acquisition of JCA Technology, Inc.

                    -Form 8-K filed on February 20, 2001 regarding the
                 completion of New Focus' acquisition of Globe Y. Technology,
                 Inc.

                    -Form 8-K/A filed on March 16, 2001 regarding the historical financial statements of JCA Technology, Inc. and unaudited pro forma financial information.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 NEW FOCUS, INC.
                                  (Registrant)







DATE:  May 9, 2001                  BY:  /s/ Kenneth E. Westrick
     ---------------                   -------------------------

                                         Kenneth E. Westrick
                                         President and
                                         Chief Executive Officer

DATE:  May 9, 2001                  BY:  /s/ William L. Potts, Jr.
     ---------------                   ---------------------------
                                         William L. Potts, Jr.
                                         Chief Financial Officer