Form 10-Q
period 2001-07-01
NEW FOCUS INC
filed 2001-08-15
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2001
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

Yes   [X]    No   [   ]

On July 1, 2001, 75,491,397 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated balance sheets—July 1, 2001 and December 31, 2000	3

	Consolidated statements of operations—Three and six months ended July 1, 2001 and July 2, 2000	4

	Consolidated statements of cash flows—Six months ended July 1, 2001 and July 2, 2000	5

	Notes to consolidated financial statements—July 1, 2001	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-38

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	39-40

Item 2.	Changes in Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	41

SIGNATURES		42

NEW FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1,	December 31,
	2001	2000

	(unaudited)	(see note)
ASSETS

Current Assets

Cash and cash equivalents	$126,426	$363,375

Short-term investments	210,499	122,118

Trade accounts receivable, less allowances of $892 in 2001 and $1,390 in 2000	10,624	13,835

Inventories:

Raw materials	7,326	15,218

Work in progress	4,094	10,226

Finished goods	3,200	4,941

Total Inventories	14,620	30,385

Deferred tax assets	5,480	—

Prepaid expenses and other current assets	5,864	4,805

Total current assets	373,513	534,518

Property, plant and equipment:

Land and building	23,779	13,214

Manufacturing and development equipment	51,125	26,304

Computer software and equipment	7,325	5,205

Office equipment	3,821	1,782

Leasehold improvements	7,003	3,857

Construction in progress	11,375	11,033

	104,428	61,395

Less allowances for depreciation and amortization	(11,819)	(6,651)

Net property, plant and equipment	92,609	54,744

Goodwill and other intangible assets, net of accumulated amortization of $285,787 in 2001 and $200 in 2000	70,655	577

Other assets	6,595	11,105

Total assets	$543,372	$600,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$10,431	$21,556

Accrued expenses	16,193	10,355

Deferred research and development funding	343	343

Current portion of long-term debt	272	281

Total current liabilities	27,239	32,535

Long-term debt, less current portion	12	111

Deferred rent	1,388	1,188

Deferred tax liability	15,711	—

Commitments and contingencies

Stockholders’ equity:

Common stock	75	64

Additional paid-in capital	983,287	652,184

Notes receivable from stockholders	(6,526)	(7,281)

Deferred compensation	(43,442)	(26,453)

Accumulated other comprehensive income	1,064	80

Accumulated deficit	(435,436)	(51,484)

Total stockholders’ equity	499,022	567,110

Total liabilities and stockholders’ equity	$543,372	$600,944

Note: The December 31, 2000 consolidated balance sheet has been derived from audited financial statements.
See notes to consolidated financial statements.

NEW FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

Net revenues	$26,649	$14,451	$67,411	$24,233

Cost of net revenues (1)	26,349	13,056	81,791	23,842

Gross profit	300	1,395	(14,380)	391

Operating Expenses:

Research and development, net (2)	14,377	4,892	27,172	8,501

Sales and marketing (3)	2,942	1,465	5,389	2,565

General and administrative (4)	6,429	2,368	12,633	3,792

Amortization of goodwill and other intangibles	22,462	—	43,899	—

Impairment of goodwill	241,574	—	241,574	—

In-process research and development	—	—	13,400	—

Restructuring charges	3,623	—	3,623	—

Deferred compensation	16,057	7,508	41,381	13,056

Total operating expenses	307,464	16,233	389,071	27,914

Operating loss	(307,164)	(14,838)	(403,451)	(27,523)

Interest and other income, net	4,505	711	9,499	935

Loss before provision (benefit) for income taxes	(302,659)	(14,127)	(393,952)	(26,588)

Provision (benefit) for income taxes	(5,000)	—	(10,000)	—

Net loss	$(297,659)	$(14,127)	$(383,952)	$(26,588)

Basic and diluted net loss per share	$(4.07)	$(0.45)	$(5.34)	$(1.36)

Shares used to compute basic and diluted net loss per share	73,086	31,691	71,948	19,546

(1)	Excluding amortization of deferred stock compensation of $2,421 and $5,912 for the three and six months ended July 1, 2001, and $1,181 and $2,464 for the three and six months ended July 2, 2000, respectively.

(2)	Excluding amortization of deferred stock compensation of $11,194 and $29,833 for the three and six months ended July 1, 2001, and $2,283 and $3,296 for the three and six months ended July 2, 2000, respectively.

(3)	Excluding amortization of deferred stock compensation of $898 and $2,298 for the three and six months ended July 1, 2001, and $550 and $755 for the three and six months ended July 2, 2000, respectively.

(4)	Excluding amortization of deferred stock compensation of $1,544 and $3,338 for the three and six months ended July 1, 2001, and $3,494 and $6,541 for the three and six months ended July 2, 2000, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	July 1,	July 2,
	2001	2000

Operating activities

Net loss	$(383,952)	$(26,588)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	5,633	1,414

Amortization of goodwill and other intangibles	43,899	54

Impairment of goodwill	241,574	—

Acquired in-process research and development	13,400	—

Restructuring charges	1,985	—

Amortization of deferred compensation	41,381	13,056

Deferred rent	200	275

Changes in operating assets and liabilities:

Trade accounts receivable	7,671	(2,663)

Inventories	18,712	(7,077)

Prepaid expenses and other current assets	(1,068)	(1,332)

Accounts payable	(13,283)	2,620

Accrued expenses	3,179	1,138

Deferred tax liability and income tax payable	(10,180)	—

Deferred research and development funding	—	93

Net cash used in operating activities	(30,849)	(19,010)

Investing activities

Purchase of available-for-sale investments	(168,290)	—

Proceeds from sales and maturities of investments	80,893	—

Acquisition of businesses and related expenses, net of cash acquired	(81,693)	—

Acquisition of property, plant and equipment	(42,722)	(13,900)

Proceeds from sale of property, plant and equipment	617	—

(Increase) decrease in other assets	4,524	(4,465)

Net cash used in investing activities	(206,671)	(18,365)

Financing activities

Payments on equipment loan	(109)	(117)

Proceeds from issuance of common stock, net of repurchases	258	104,423

Proceeds from payment of notes receivable with shareholders	422	—

Net cash provided by financing activities	571	104,306

Increase (decrease) in cash and cash equivalents	(236,949)	66,931

Cash and cash equivalents at beginning of period	363,375	28,067

Cash and cash equivalents at end of period	$126,426	$94,998

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JULY 1, 2001

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.

     Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended July 1, 2001 and July 2, 2000 each contained 91 days. The six-month periods ended July 1, 2001 and July 2, 2000 contained 182 days and 184 days, respectively.

NOTE 2 — COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended July 1, 2001 is $297.4 million, comprised of the Company’s net loss of $297.7 million and $263,000 of net unrealized holding gains on marketable equity securities. Comprehensive loss for the six months ended July 1, 2001 is $382.9 million, comprised of the Company’s net loss of $384.0 million and $1.1 million of net unrealized holding gains on marketable equity securities. Comprehensive loss for the three and six months ended July 2, 2000 is the same as the Company’s net loss.

NOTE 3 — LOSS PER SHARE

     The following table sets forth the computation of net loss per share.

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
(in thousands, except per share amounts)	2001	2000	2001	2000

Net loss (numerator)	$(297,659)	$(14,127)	$(383,952)	$(26,588)

Shares used in computing basic and diluted net loss per share (denominator):

Weighted average common shares outstanding	75,580	35,874	74,560	22,500

Less shares subject to repurchase	(2,494)	(4,183)	(2,612)	(2,954)

Denominator for basic and diluted net loss per share	73,086	31,691	71,948	19,546

Basic and diluted net loss per share	$(4.07)	$(0.45)	$(5.34)	$(1.36)

     The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock, and outstanding stock options from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of diluted net loss per share was 7,077,000 for both the three and six months ended July 1, 2001 and 5,420,000 for both the three and six months ended July 2, 2000, respectively.

NOTE 4 — INCOME TAXES

     The benefit for income taxes of approximately $5.0 million and $10.0 million for the three and six months ended July 1, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $350,000, respectively, primarily for minimum taxes and foreign withholding taxes.

NOTE 5 — SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     The Company evaluates performance and allocates resources based on profit or loss from operations. Operating segment profit and loss excludes amortization of goodwill and other intangibles, in-process research and development, impairment of goodwill, restructuring charges and amortization of deferred stock based compensation. The accounting policies for the reportable segments are consistent with those described in the summary of significant accounting policies. There were no intercompany sales or transfers.

     The Company does not segregate assets or interest expense by segment.

	Three Months Ended July 1, 2001

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$19,008	$7,641	$26,649

Depreciation expense	$2,659	$420	$3,079

Operating segment profit (loss)	$(24,328)	$880	$(23,448)

	Three Months Ended July 2, 2000

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$8,465	$5,986	$14,451

Depreciation expense	$659	$207	$866

Operating segment profit (loss)	$(8,770)	$1,440	$(7,330)

	Six Months Ended July 1, 2001

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$51,316	$16,095	$67,411

Depreciation expense	$4,802	$663	$5,465

Operating segment profit (loss)	$(60,423)	$849	$(59,574)

	Six Months Ended July 2, 2000

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$13,350	$10,883	$24,233

Depreciation expense	$978	$436	$1,414

Operating segment profit (loss)	$(16,564)	$2,097	$(14,467)

	Three Months Ended		Six Months Ended

	July 1,	July 2,	July 1,	July 2,
	2001	2000	2001	2000

	(in thousands)
Loss

Total loss for reportable segments	$(23,448)	$(7,330)	$(59,574)	$(14,467)

Interest and other income, net	4,505	711	9,499	935

Amortization of goodwill and other intangibles	(22,462)	—	(43,899)	—

Impairment of goodwill	(241,574)	—	(241,574)	—

In-process research and development	—	—	(13,400)	—

Restructuring charges	(3,623)	—	(3,623)	—

Amortization of deferred compensation	(16,057)	(7,508)	(41,381)	(13,056)

Loss before income taxes	$(302,659)	$(14,127)	$(393,952)	$(26,588)

Geographic information

Net revenues

United States	$16,922	$10,000	$42,604	$16,886

Asia	1,306	506	3,303	1,074

Europe	8,421	3,945	21,504	6,273

Consolidated total	$26,649	$14,451	$67,411	$24,233

Net revenues are attributed to countries based on the location of customers.

NOTE 6 — SIGNIFICANT CUSTOMERS

     In the three months ended July 1, 2001, Agilent Technologies, CIENA Corporation and Alcatel accounted for 17.0%, 12.6%, and 12.0% of the Company’s net revenues, respectively.

NOTE 7 — CONTINGENCIES

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics S.A. claim that the Company infringes U.S. patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys fees. By statute, the time to answer the Complaint, move or otherwise respond is September 9, 2001. The Company is presently investigating the allegations contained in the complaint and intends to defend the action vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On June 26, 2001 a putative securities class action, captioned Lanter v. New Focus, Inc. et al., 01-CV-5822, was filed against the firms that underwrote New Focus’

initial public offering, New Focus and several of its officers and directors in the United States District Court for the Southern District of New York. The complaint alleges violations of Sections 11 and 15 of the Securities Exchange Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 against the Company, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between May 18, 2000 and June 11, 2001.

     On June 28, 2001 a similar complaint, captioned Pond Equities v. New Focus, Inc. et al., Civil Action No. 01-CV-5925, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Lanter complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. There have been subsequent lawsuits filed containing allegations substantially identical to those in the Lanter and Pond Equities complaints. The cases are in the process of being consolidated. Similar actions asserting virtually identical allegations have been filed against at least 130 other companies. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 2001. The cases have been consolidated and a lead plaintiff has been appointed. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 10, 2001, a shareholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company’s directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery. On June 4, 2001, the Company and the individual defendants filed a motion to dismiss the complaint.

     On March 10, 2000, a former employee filed a lawsuit against the Company in Santa Clara Superior Court alleging three causes of action for wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud.

The claims stem from the termination of his employment with the Company in February 2000. The former employee sought unspecified general and special damages, punitive damages, attorneys’ fees and costs in the form of cash and shares of the Company’s common stock. The Company filed a counter-claim in August 2000 alleging fraud, negligent misrepresentation, breach of contract and breach of the covenant of good faith and fair dealing. In June 2001, the parties agreed to settle the case for an amount expensed in the three months ended July 1, 2001. A confidential settlement agreement has been executed by both parties, and the lawsuit has been dismissed with prejudice. The settlement did not have a material impact on the Company's results of operations.

     In December 1999, U.S.A. Kaifa Technology, Inc., acquired by E-Tek Dynamics, Inc., which was acquired by JDS Uniphase Corporation, filed a complaint against the Company for patent infringement in the United States District Court, Northern District of California. In May 2001, the Company and Kaifa reached a confidential settlement agreement and the litigation was dismissed with prejudice on June 7, 2001. The settlement did not have a material impact on the Company’s results of operations.

In addition, the Company is subject to various claims that arise in the normal course of business.

NOTE 8 — BUSINESS ACQUISITIONS

Acquisition of JCA Technology, Inc.

     On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber-optic products for modulators, for a total purchase price of approximately $311.5 million in a transaction to be accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of common stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company’s average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the acquisition were approximately $8.1 million. In addition, the Company recorded $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. The balance of 128,000 shares of restricted stock will vest contingent upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied.

     The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of JCA subsequent to the acquisition date. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired and in-process research and development based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired	$6,660

Intangible assets acquired:

Current technology	31,300

Customer base	4,000

Workforce	3,560

In-process research and development	13,400

Goodwill	267,777

Net deferred tax liability	(15,200)

Total purchase price allocation	$311,497

     Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses and a note payable. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (see Note 9 — Impairment of Goodwill). In-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the three months ended April 1, 2001.

Acquisition of Globe Y. Technology, Inc.

     On February 15, 2001, the Company acquired Globe Y. Technology, Inc. (Globe Y), a privately-held manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The Company exchanged approximately 1,002,000 shares of common stock with a fair value of $44.4 million for all of the outstanding stock of Globe Y. In addition, the Company issued approximately 53,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company’s closing stock price of $44.31 on February 15, 2001. Direct transaction costs related to the merger were approximately $800,000. In addition, the Company recorded $2.3 million of unearned compensation related to the approximately 53,000 shares of restricted stock.

     The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Globe Y subsequent to the acquisition date. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired	$1,577

Intangible assets acquired:

Current technology	7,100

Customer base	2,400

Non-compete agreement and workforce	1,960

Goodwill	37,567

Deferred tax liability	(5,381)

Total purchase price allocation	$45,223

     Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, income taxes payable and customer deposits. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (See Note 9 — Impairment of Goodwill).

Unaudited Pro Forma Information

     The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisitions of JCA and Globe Y had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for in-process research and development attributable to JCA, for the six months ended July 1, 2001 and July 2, 2000 with the historical results of operations of JCA and Globe Y for the six months ended July 1, 2001 and June 30, 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of fiscal 2000 or of results which may occur in the future.

	Three Months Ended		Six Months Ended

(In thousands, except per share amounts)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000

Revenues	$26,649	$21,063	$69,013	$35,453

Net loss	$(293,004)	$(46,389)	$(349,416)	$(101,672)

Net loss per share	$(3.53)	$(1.14)	$(4.28)	$(3.65)

NOTE 9 — IMPAIRMENT OF GOODWILL

     The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill, recorded on its balance sheet at July 1, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

     Due to the circumstances created by the significant downturns in the telecommunications market, the Company recorded an impairment charge against the goodwill associated with its acquisitions of JCA and Globe Y. These downturns have negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This resulted in a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. The remaining goodwill balance of $26.4 million will continue to be amortized through 2001 using an estimated useful life of four years. Goodwill amortization related to these acquisitions will be approximately $1.9 million in both the third and fourth quarters of 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests.

NOTE 10 — RESTRUCTURING CHARGES

     In June 2001, in conjunction with a decline in demand for products in the telecommunications industry, the Company’s Board of Directors approved a restructuring plan to resize our operations. Under this plan, we closed and consolidated our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and reduced the work force in our U.S. and China operations. These actions resulted in a charge of $3.6 million to reduce headcount, vacate leased facilities and consolidate operations. The restructuring charge included approximately $500,000 for severance costs associated with approximately 460 terminated employees, $2.0 million for the write down of the net book value of impaired leasehold improvements and equipment, and $1.1 million for facility closure costs. Non-cash items included in the restructuring charge totaled $2.0 million. As of July 1, 2001, $1.2 million in accrued restructuring costs, consisting of approximately $100,000 for severance and $1.1 million related to facility closure costs, remained in current liabilities.

NOTE 11 — SUBSEQUENT EVENT

     On July 12, 2001, New Focus extended to Mr. Westrick, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, two secured full recourse short term loans in the aggregate of $8 million. The loans will be repaid upon the earlier to occur of the following: (i) July 11, 2004; (ii) 180 days following the voluntary or involuntary termination of Mr. Westrick’s employment or on June 30, 2002 if such termination occurs prior to December 31, 2001; (iii) 180 days following the death of Mr. Westrick; (iv) default by Mr. Westrick under the terms of the loan agreements; (v) conveyance of the collateral to a third party by Mr. Westrick without the Company’s written consent, or (vi) filing for bankruptcy by Mr. Westrick. The first note in the principal amount of $2.125 million bears interest at the per annum rate, recalculated each calendar quarter, of (a) the three-month LIBOR rate as quoted in The Wall Street Journal on the first business day of such calendar quarter, plus (b) 100 basis points, compounded annually and is secured on the shares of the Company’s common stock held by Mr. Westrick. The second note in the principal amount of $5.875 million bears interest at the initial per annum rate of 8.0% compounded annually and is secured on certain other assets of Mr. Westrick.

NEW FOCUS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     The following discussion contains predictions, estimates and other forward-looking statements regarding the revenue outlook for the third quarter of 2001, revenues derived from certain product areas, planned reductions in the Company’s expense structure and capital spending during the second half of 2001, and the Company’s strategy to invest aggressively in research and development to support the success of its business. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from any future performance suggested herein. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to weakness and uncertainties related to general economic conditions and overall demand within the telecommunications industry, inventory levels within the industry, sudden and unexpected order reductions and cancellations by customers; the high sensitivity of the size of our net loss to our level of revenue due to the fixed and/or project orientation of our expenses; the challenge of managing inventory levels during periods of weakening demand; the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing product development schedules; any unforeseen delays in completing the development of our new products on a timely basis and achieving sufficient production to generate volume revenues; our ability to gain customer acceptance of new products; and our ability to generate future revenue from new products commensurate with prior investments in research and development activities. Other risk factors that may affect our financial performance are listed in “Risk Factors” elsewhere in this document.

Overview:

     Demand for products within the telecommunications industry, including the market for fiber-optic products, fell abruptly beginning in the latter half of the first quarter of 2001. We experienced order cancellations during this period and the rescheduling of orders to later periods. Revenue from our fiber-optic products declined 41% sequentially between the first and second quarters due to the widespread business downturn in the telecommunications industry. Revenue from our photonics tool products that primarily address the research market experienced an 11% sequential decline between these same periods. We expect sequentially lower revenue from our fiber-optic products and our photonics tools business in the third quarter.

     In response to this lower revenue level, we are planning to reduce our overall expense structure, defined as the combination of manufacturing overhead and operating expenses, by approximately 18%, or $6 million, from the second quarter spending rate. We expect to achieve this lower expense level in the fourth quarter of this year. The expense reduction program includes cuts in discretionary spending and includes additional work force reductions. We are also planning to reduce our capital spending in the second half of 2001 to approximately $15 million, down from $43 million in the first half of the year. This planned reduction in spending is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing product development schedules.

     In June 2001, we closed and consolidated our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and reduced the work force in our U.S. and China operations. These actions resulted in a charge of $3.6 million to reduce headcount, vacate leased facilities and consolidate operations.

     On January 16, 2001, we acquired JCA Technology, Inc. (JCA), a designer, manufacturer and marketer of a full line of fiber-optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We recorded $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. The remaining 128,000 shares of restricted stock will vest upon meeting certain fiscal 2001 operating objectives. The value of these shares will be measured and recorded as compensation at the time the contingency is satisfied. JCA operates as a wholly owned subsidiary of New Focus, and our financial statements for the three and six months ended July 1, 2001 include the results of operations of JCA subsequent to the acquisition date.

     On February 15, 2001, we acquired Globe Y. Technology, Inc. (Globe Y), a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we recorded approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Globe Y operates as a wholly owned subsidiary of New Focus, and our financial statements for the three and six months ended July 1, 2001 include the results of operations of Globe Y subsequent to the acquisition date.

Net Revenues:

     Net revenues increased to $26.6 million and $67.4 million for the three and six months ended July 1, 2001, respectively, from $14.5 million and $24.2 million for the three and six months ended July 2, 2000, respectively, primarily as a result of increased sales of our telecom products and net revenues related to our acquisitions of JCA and Globe Y in 2001. Sales of our telecom products were $19.0 million, or 71% of total net revenues, for the three months ended July 1, 2001 and were $51.3 million, or 76% of total net revenues, for the six months ended July 1, 2001. Telecom net revenues were $8.5 million, or 59% of total net revenues, for the three months ended July 2, 2000 and were $13.4 million, or 55.1% of total net revenues for the six months ended July 2, 2000.

Gross Margin:

     Gross margin, including amortization of deferred stock compensation, decreased to a negative 8.0% in the three months ended July 1, 2001 from a positive 1.5% in the three months ended July 2, 2000. Excluding amortization of deferred stock compensation of $2.4 million and $1.2 million, respectively, gross margin decreased to a positive 1.1% in the three months ended July 1, 2001 from a positive 9.7% in the three months ended July 2, 2000. Cost of net revenues for the three months ended July 1, 2001 includes a $6.6 million charge for inventory write-downs, order cancellation fees and other charges as a result of the revised order outlook for the balance of the year. Gross margin, including amortization of deferred stock compensation, decreased to a negative 30.1% in the six months ended July 1, 2001 from a negative 8.6% in the six months ended July 2, 2000. Excluding amortization of deferred stock compensation of $5.9 million and $2.5 million, respectively, gross margin decreased to a negative 21.3% in the six months ended July 1, 2001 from a positive 1.6% in the six months ended July 2, 2000. Cost of net revenues for the six months ended July 1, 2001 includes $35.1 million for the write-down of excess inventories and related charges, reflecting lower customer demand for our products and a current lack of visibility into future order flow resulting from the sudden and sharp decline in capital equipment expenditures by telecommunications carriers. The negative effects of the excess inventory write-downs and related charges for the three and six months ended July 1, 2001 more than offset the positive effects of improved yields for our telecom products and sales of higher margin products from our acquisitions of JCA and Globe Y. In addition, the three and six months ended July 2, 2000 include start-up costs for our China operations, which did not begin production until June 2000.

Research and Development Expenses:

     Research and development expenses, including amortization of deferred stock compensation, increased to 96.0% of net revenues, or $25.6 million, in the three months ended July 1, 2001 from 49.7% of net revenues, or $7.2 million, in the three months ended July 2, 2000. Excluding amortization of deferred stock compensation of $11.2 million and $2.3 million, respectively, research and development expenses increased to 53.9% of net revenues, or $14.4 million, in the three months ended July 1, 2001 from 33.9% of net revenues, or $4.9 million, in the three months ended July 2, 2000. Research and development expenses, including amortization of deferred stock compensation, increased to 84.6% of net revenues, or $57.0 million, in the six months ended July 1, 2001 from 48.7% of net revenues, or $11.8 million, in the six months ended July 2, 2000. Excluding amortization of deferred stock compensation of $29.8 million and $3.3 million, respectively, research and development expenses increased to 40.3% of net revenues, or $27.2 million, in the six months ended July 1, 2001 from 35.1% of net revenues, or $8.5 million, in the six months ended July 2, 2000. Research and development expenses, excluding amortization of deferred stock compensation, increased both as a percentage of net revenues and in absolute dollars for the comparable periods as a result of continued development of existing telecom products and development of new telecom products.

Sales and Marketing Expenses:

     Sales and marketing expenses, including amortization of deferred stock compensation, increased to 14.4% of net revenues, or $3.8 million, in the three months ended July 1, 2001 from 13.9% of net revenues, or $2.0 million, in the three months ended July 2, 2000. Excluding amortization of deferred stock compensation of $898,000 and $550,000, respectively, sales and marketing expenses increased as a percentage of net revenues to 11.0%, or $2.9 million, in the three months ended July 1, 2001, from 10.1% of net revenues, or $1.5 million, in the three months ended July 2, 2000. Sales and marketing expenses, including amortization of deferred stock compensation, decreased to 11.4% of net revenues, or $7.7 million, in the six months ended July 1, 2001 from 13.7% of net revenues, or $3.3 million, in the six months ended July 2, 2000. Excluding amortization of deferred stock compensation of $2.3 million and $755,000, respectively, sales and marketing expenses decreased as a percentage of net revenues to 8.0%, or $5.4 million, in the six months ended July 1, 2001, from 10.6% of net revenues, or $2.6 million, in the six months ended July 2, 2000. Although sales and marketing expenses decreased as a percentage of revenues for the six months ended July 1, 2001, they increased in absolute dollars for the comparable periods primarily as a result of hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts.

General and Administrative Expenses:

     General and administrative expenses, including amortization of deferred stock compensation, decreased to 29.9% of net revenues, or $8.0 million, in the three months ended July 1, 2001 from 40.6% of net revenues, or $5.9 million, in the three months ended July 2, 2000. Excluding amortization of deferred stock compensation of $1.5 million and $3.5 million, respectively, general and administrative expenses increased as a percentage of net revenues to 24.1%, or $6.4 million, in the three months ended July 1, 2001, from 16.4% of net revenues, or $2.4 million, in the three months ended July 2, 2000. General and administrative expenses, including amortization of deferred stock compensation, decreased to 23.7% of net revenues, or $16.0 million, in the six months ended July 1, 2001 from 42.6% of net revenues, or $10.3 million, in the six months ended

July 2, 2000. Excluding amortization of deferred stock compensation of $3.3 million and $6.5 million, respectively, general and administrative expenses increased as a percentage of net revenues to 18.7%, or $12.6 million, in the six months ended July 1, 2001, from 15.6% of net revenues, or $3.8 million, in the six months ended July 2, 2000. The increase in general and administrative expenses in the comparable periods was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations, increased legal costs, and integration costs associated with our acquisitions of JCA and Globe Y.

Amortization of Goodwill and Other Intangibles and Impairment of Goodwill:

     Amortization of goodwill and other intangibles totaled $22.5 million and $43.9 million in the three and six months ended July 1, 2001, and arose from our acquisitions of JCA and Globe Y in January and February 2001, respectively. Goodwill and other intangibles are being amortized over estimated useful lives of two to four years.

     The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill, recorded on its balance sheet at July 1, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

     Due to the circumstances created by the significant downturns in the telecommunications market, the Company recorded an impairment charge against the goodwill associated with its acquisitions of JCA and Globe Y. These downturns have negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company's policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This resulted in a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. The remaining goodwill balance of $26.4 million will continue to be amortized through 2001 using an estimated useful life of four years. Goodwill amortization related to these acquisitions will be approximately $1.9 million in both the third and fourth quarter of 2001. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests.

In-process Research and Development:

     A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the six months ended July 1, 2001. In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use.

Restructuring charges:

     In June 2001, in conjunction with a continuing decline in demand for our products as well as the general decline in the telecommunications industry, the Company’s Board of Directors approved a restructuring plan to resize our operations. Under this plan, we closed and consolidated our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger existing facilities in San Jose and Shenzhen, respectively, and reduced the work force in our U.S. and China operations. These actions resulted in a charge of $3.6 million to reduce headcount, vacate leased facilities and consolidate operations. The restructuring charge included approximately $500,000 for severance costs associated with approximately 460 terminated employees, $2.0 million for the write down of the net book value of impaired leasehold improvements and equipment, and $1.1 million for facility closure costs. Non-cash items included in the restructuring charge totaled $2.0 million. As of July 1, 2001, $1.2 million in accrued restructuring costs, consisting of approximately $100,000 for severance and $1.1 million related to facility closure costs, remained in current liabilities.

Interest and Other Income, net:

     Interest and other income, net totaled $4.5 million and $9.5 million for the three and six months ended July 1, 2001, respectively, compared to $711,000 and $935,000 for the three and six months ended July 2, 2000, respectively. Interest income was the largest component in 2001, totaling $4.4 million and $10.3 million for the three and six months ended July 1, 2001. The increase in interest income for the comparable periods was primarily due to higher average cash balances as a result of the $542.4 million proceeds received from our May 2000 initial public offering and August 2000 follow-on public offering. Interest income for the six months ended July 1, 2001 was partially offset by a $960,000 write-down to fair market value of our investment in a Southern California Edison debt security.

Income Taxes:

     The benefit for income taxes of approximately $5.0 million and $10.0 million for the three and six months ended July 1, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $350,00, respectively, primarily for minimum taxes and foreign withholding taxes.

Liquidity and Capital Resources:

     Our cash, cash equivalents and short-term investments decreased to $336.9 million at July 1, 2001 from $485.5 million at December 31, 2000. The decrease in cash, cash equivalents and short-term investments was primarily due to investments of $81.7 million in the acquisitions of JCA and Globe Y and $42.7 million for the purchase of property, plant and equipment. Net working capital was $346.3 million at July 1, 2001.

     Cash used in operating activities of $30.8 million in the six months ended July 1, 2001 was attributable to our net loss (excluding non-cash charges) of $35.9 million, decreases in accounts payable of $13.3 million and decreases in deferred taxes and income taxes payable of $10.2 million, partially offset by decreases in accounts receivable and inventories of $26.4 million and increases in accrued expenses of $3.2 million. Cash generated by financing activities, primarily proceeds from the exercise of stock options, was $571,000 in the six months ended July 1, 2001.

     We currently expect to incur approximately $15 million of capital expenditures in the second half of fiscal year 2001 to purchase equipment for our operations in the United States and China. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Qualitative and Quantitative Disclosures About Market Risk:

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity:

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of government-backed securities, in addition to debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. However, the Company has on occasion been subject to market risk from changes in the credit rating of certain securities held. During the three and six months ended July 1, 2001, the Company recorded losses of $190,000 and $960,000, respectively, from such changes.

Exchange Rate Sensitivity:

     A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Chinese yuan renminbi (CNY). Since late 1997, the CNY has been trading at a conversion rate of approximately 8.28 CNY to the U.S. dollar. Accordingly, we have not experienced any significant foreign currency rate fluctuations.

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

Risks Related to Our Financial Results

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We incurred net losses of $384.0 million for the six months ended July 1, 2001, $36.0 million for the fiscal year ended December 31, 2000, $7.7 million for the nine-month period ended December 31, 1999, and $5.0 million for our fiscal year ended March 31, 1999. As of July 1, 2001, we had an accumulated deficit of $435.4 million. Due to the current economic climate and associated uncertainty within the telecommunications industry as well as the decline in demand for our products, we are currently unable to provide meaningful forecasts beyond the third quarter of 2001. We have experienced order cancellations and extensions of product shipment dates by our customers who are adjusting their inventory levels in response to slower industry growth. These cancellations and extensions adversely impact our revenues and have resulted in higher inventory levels than required to support our current sales forecast. As a result, we have recorded charges of $35.1 million for inventory write-downs and other related charges in the first half of 2001. Despite planned expense reductions of $6 million in the fourth quarter of this year, we expect to incur significant product development, sales and marketing and administrative expenses relative to our anticipated revenue levels. These condition may significantly delay, and could prevent, our ability to operate profitably. The planned reduction in spending is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without jeopardizing product development schedules. Additionally, the Company has recorded significant intangible assets based on the underlying book value of the assets of two companies acquired. During the quarter ended July 1, 2001, the Company recorded a $241.6 million impairment of goodwill related to these acquisitions. Amortization of the remaining $70.2 million balance of intangible assets and other acquisition-related charges will reduce the Company’s profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis. As a result, we will need to generate significantly higher revenues while containing costs and operating expenses if we are to achieve profitability.

ORDER CANCELLATIONS AND EXTENSIONS OF PRODUCT SHIPMENT DATES BY SOME OF OUR CUSTOMERS WILL ADVERSELY IMPACT OUR OPERATING RESULTS.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. We have experienced and continue to experience order cancellations and extensions of product shipment dates by some of our customers, which have had an adverse impact on our revenues. If these or other current customers stop placing orders, or further reduce orders, we may not be able to replace these orders with orders from new customers. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. The loss of any of our key customers or further significant reductions in sales to these customers would reduce our net revenues from the levels currently expected, which would further adversely impact our operating results.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SALES TO THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     In the three months ended July 1, 2001, Agilent Technologies, CIENA Corporation and Alcatel accounted for 17.0%, 12.6% and 12.0% of our net revenues, respectively. In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. We have experienced and continue to experience order cancellations and extensions of product shipment dates by most of our significant customers. The loss of any of these key customers or further reductions in sales to these key customers could further materially adversely affect our revenues.

IF WE DO NOT ACCURATELY FORECAST DEMAND FOR OUR PRODUCTS, OUR NET REVENUES AND RESULTS OF OPERATIONS MAY FLUCTUATE AND MAY RESULT IN VOLATILITY OR DECLINES IN OUR STOCK PRICE.

     The demand for our products depends on many factors and is difficult to forecast, in part due to weaknesses and uncertainties regarding overall demand for our products and general economic uncertainties, our customers’ inventory levels, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry. We have in the past been, and may in the future be, unable to accurately forecast our revenues, and therefore our future operating expenses. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenue is lower than we project. Major new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. We may not be able to address the risks associated with our limited operating history in an emerging market and our business strategy may not be sustainable. Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

Risks Related to the Optical Networking Industry

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AND OPTICAL NETWORKS ARE NOT DEPLOYED TO SATISFY THE INCREASED BANDWIDTH REQUIREMENTS AS WE ANTICIPATE, SALES OF OUR PRODUCTS MAY DECLINE, AND OUR NET REVENUES MAY BE ADVERSELY AFFECTED.

     Our future success depends on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth and upgrading of optical networks to meet the increased demand for bandwidth. If the Internet does not continue to expand as a widespread communications medium and commercial marketplace, the need for significantly increased bandwidth across networks and the market for optical networking products may not continue to develop. If the growth and upgrading of optical networks does not continue, sales of our products may decline, which would adversely affect our revenues.

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

     The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating revenues in this emerging market will depend on, among other things:

•	maintaining and enhancing our relationships with our customers;

•	the education of potential end-user customers and network service providers about the benefits of optical networks; and

•	our ability to accurately predict and develop our products to meet industry standards.

     If we fail to address changing market conditions, the sales of our products may decline, which would adversely impact our revenues.

Risks Related to Our Business

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET REDUCTIONS IN SALES VOLUMES AND THE AVERAGE SELLING PRICES OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

     We have experienced decreases in sales volumes and the average selling prices of our products, particularly our passive component products. We anticipate that as products in the optical component and module market become more commoditized, the average selling prices of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make our efforts to increase our sales volume difficult. In addition, we are not currently experiencing manufacturing efficiencies, as our facilities are largely underutilized. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or improving product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must increase our facility utilization and continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot improve our gross margins, our financial position may be harmed and our stock price may decline.

WE HAVE LIMITED PRODUCT OFFERINGS, AND IF THE CURRENT DECLINE IN DEMAND FOR THESE PRODUCTS CONTINUES, OR DEMAND FAILS TO DEVELOP AS WE EXPECT, OUR NET REVENUES WILL DECLINE.

     We derive a substantial portion of our net revenues from a limited number of products. Specifically, in the six months ended July 1, 2001, we derived approximately 36% and 19%, respectively, of our net revenues from our circulators and tunable laser modules for test and measurement. We expect that net revenues from a limited number of products will continue to account for a substantial portion of our total net revenues. Demand for our products has declined as a result of the slowdown in the economy and apparent excess in inventory of our customers. We continue to experience order cancellations and delays in product shipment dates by our customers. In addition, continued and widespread market acceptance of our existing products and widespread acceptance of our new products is critical to our future success.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER.

     Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. For example, we delivered samples of our new tunable laser product to systems provider customers in April 2001, and expect production to start no earlier than late 2001. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline.

WE HAVE RECENTLY ACQUIRED TWO BUSINESSES. IF WE EXPERIENCE DIFFICULTY IN INTEGRATING THESE NEW ACQUISITIONS, OUR BUSINESS MAY BE ADVERSELY AFFECTED. ANY ACQUISITIONS WE MIGHT MAKE IN THE FUTURE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

     We recently acquired JCA Technology, Inc. and Globe Y. Technology, Inc. The efficient integration of these businesses into our organization will be important to our success. If our integration efforts are unsuccessful, our business will suffer. Both JCA and Globe Y were privately held and are requiring substantial investments in operational and financial infrastructure to ensure that their systems and processes adequately support operating as a publicly-held organization. We have limited experience with integrating acquired businesses into our organization. Our integration efforts may not be successful and may result in unanticipated operations problems, expenses and liabilities and the diversion of management attention. If we are unable to integrate these companies into our organization in a timely and effective manner, our business and our operating results will be adversely affected which could seriously harm our financial condition and operating results.

     As part of our business strategy, we may make strategic acquisitions of complementary companies, products or technologies. In the event of any further future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities; or

•	incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

These acquisitions also involve numerous risks, including:

•	problems combining the acquired operations, technologies or products;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, which may harm our business.

COMPETITION MAY INCREASE, WHICH COULD REDUCE OUR SALES AND GROSS MARGINS, OR CAUSE US TO LOSE MARKET SHARE.

     Competition in the optical component and module market in which we compete is intense. We face competition from other large public companies, including JDS Uniphase Corporation, Lucent Technologies and Nortel Networks Corporation, many of which have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. For example, JDS Uniphase Corporation acquired E-Tek Dynamics in June 2000 and acquired SDL, Inc. in February 2001. Such acquisitions could give our competitors a strategic advantage. For example, if our competitors acquire any of our significant customers, these customers may reduce the amount of products they purchase from us. Alternatively, some of our competitors may spin-out new companies in the optical component and module market. For example, Lucent Technologies has plans to spin-off its microelectronics business, including Lucent’s optoelectronics components and integrated circuits division, now known as Agere Systems, Inc. These companies may compete more aggressively than their former parent companies due to their greater dependence on our markets. In addition, many of our potential competitors have significantly more established sales and customer support organizations, much greater name recognition, more extensive customer bases, more developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

OUR PRODUCTS ARE DEPLOYED IN LARGE AND COMPLEX SYSTEMS AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL AFTER OUR PRODUCTS HAVE BEEN INSTALLED, WHICH COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

     Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber-optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal actions by our customers.

     The occurrence of any one or more of the foregoing factors could cause our net revenues to decline.

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE REVENUE AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CONTINUE TO CAUSE VOLATILITY IN OUR STOCK PRICE.

     The timing of our revenue is difficult to predict because of the economic downturn and problems in our industry. In addition, length and variability of the sales and implementation cycles for our products may impact timing of our revenues. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial costs and expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical component and module market, we cannot predict the length of these sales and development cycles. In addition, the timing of our revenue has been affected by the slowdown in the U.S. economy, particularly in the telecommunications industry, which has resulted in order cancellations and extensions of product shipment dates by our customers. These long sales cycles, coupled with the uncertain affects of the slowdown in the U.S. economy, has caused and may continue to cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Except for certain employment agreements entered into in connection with our acquisitions of JCA, none of our officers or key employees is bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

     Work force reductions at our China operations during the first half of 2001 total approximately 710 people, mostly direct labor employees. We also reduced the work force at our U.S. operations by approximately 160 people, mostly manufacturing personnel, in the same time frame. Our ability to continue to retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

IF WE FAIL TO BALANCE OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     We face a challenge in accurately balancing our manufacturing capacity with the demand for our products. Throughout 2000 we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. As a result of the order cancellations and extensions of product shipment dates by our customers, we have slowed the rate of production in our U.S. and China factories.

     In the first half of 2001, we closed our older Santa Clara facility and transferred passive product development activities to our newer, larger facility in San Jose. In China, we closed our smaller production facility in Shenzhen and consolidated activities into our larger Shenzhen factory.

We reduced our total worldwide work force to approximately 1,200 people from a peak employment level of 2,100 people in early 2001.

     We intend to complete facility construction projects that are currently underway, but we are curtailing efforts to install equipment in these facilities until market conditions improve. We believe this approach will allow us to quickly ramp production if unit demand for our products increases. However, we are currently operating at significantly below our manufacturing capacity and have more employees and facility space than necessary to deliver our products. We are currently evaluating our business and may be required to further reduce the size of our operations in order to achieve profitability. We may not be able to act quickly enough to avoid significant cash expenditures, which would harm our results of operations.

     We face challenges as a result of our rapid expansion over the past year. We operate facilities in San Jose, California, Camarillo, California, Fremont, California, Middleton, Wisconsin and Shenzhen, China. The increase in employees as a result of the acquisitions and the rapid changes in our operations over the past year, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to train and manage our work force worldwide. The failure to reduce the strain on our management systems and resources could adversely impact our ability to manufacture and sell our products, which could adversely impact our business or results of operations.

WE MAY IN THE FUTURE, AND WE HAVE IN THE PAST BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

     We may from time to time become involved in various lawsuits and legal proceedings. For example, the Company is a defendant in certain putative securities class actions filed in the United States District Court for the Northern District of California. In addition, the Company is a defendant in a patent infringement complaint filed in the United States District Court for the District of Delaware. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on the business, results of operations or financial condition of the Company.

     Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part II — Other Information, Item 1 — Legal Proceedings.”

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the six months ended July 1, 2001, 36.8% of our net revenues were from international sales, and for the fiscal year ended December 31, 2000, 30.7% of our net revenues were from international sales. We plan to increase our international sales activities. Our international sales will be limited if we cannot establish relationships with international distributors, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to risks including the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties and costs of staffing and managing foreign operations;

•	the impact of recessions in economies outside the United States;

•	unexpected changes in regulatory requirements;

•	sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;

•	certification requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

Risks Related to Manufacturing Our Products

DELAYS, DISRUPTIONS OR QUALITY CONTROL PROBLEMS IN OUR MANUFACTURING OPERATIONS COULD RESULT IN DELAYS IN SHIPMENTS OF PRODUCTS TO CUSTOMERS AND ADVERSELY AFFECT OUR BUSINESS.

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

     We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Recent order cancellations and extension of product delivery dates by our customers have created excess inventories due to our overestimation of component and material requirements for our manufacturing facilities. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. As a result of these excess inventories and cancellation charges, we recorded significant charges in the first and second quarters of 2001, which negatively impacted our operating results. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED AND OUR REVENUES MAY SUFFER.

     The manufacture of our products involves complex and precise processes. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to the results of our operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. We may experience lower-than-targeted product yields in the future which could adversely affect our operating results.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

     Currently, we operate one manufacturing facility located in Shenzhen, China. We recently closed our smaller leased facility as part of our announced restructuring plan, and consolidated its operations into our larger, owned facility. Our ability to operate in China may be adversely affected by changes in the laws and regulations of the People’s Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our facilities are located on land leased from China’s government by Shenzhen New and High-Tech Village Development Co. and the Shenzhen Libaoyi Industry Development Co., Ltd. pursuant to land use certificates and agreements, each with terms of 50 years. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

     We believe that our operations in Shenzhen, China are in compliance with China’s applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. China’s economy differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self- sufficiency, rate of inflation and balance of payments position, among others. In the past, China’s economy has been primarily a planned economy subject to state plans. Since 1978, China’s government has been reforming its economic and political systems. Reforms of this kind have resulted in significant economic growth and social change. We cannot assure you that China’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the political, economic or social conditions in China and the U.S.-China political relations in general.

     We plan to export substantially all the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China’s taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income tax in China, subject to certain tax holidays. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes in China or customs duties, our results of operations could be materially and adversely affected.

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

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER.

     Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Additionally, most of our products require Telcordia qualifications testing. Customers may also require that we be registered under international quality standards, such as ISO 9001. This customer qualification process determines whether our manufacturing lines meet the customers’ quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

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

WE ARE CURRENTLY DEFENDING A CLAIM THAT WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF PHOTONETICS, INC. AND PHOTONETICS S.A., AND IF WE ARE UNSUCCESSFUL IN DEFENDING THIS CLAIM, WE MAY HAVE TO EXPEND A SUBSTANTIAL AMOUNT OF RESOURCES TO MAKE OUR PRODUCTS NON-INFRINGING AND MAY HAVE TO PAY A SUBSTANTIAL AMOUNT IN DAMAGES.

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics S.A. claim that the Company infringes U.S. patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys fees. By statute, the time to answer the Complaint, move or otherwise respond is September 9, 2001. The Company is presently investigating the allegations contained in the complaint and intends to defend the action vigorously.

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

     We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. We have defended such claims in the past. Any potential intellectual property litigation could also force us to do one or more of the following, any of which could harm our business:

•	stop selling, incorporating or using our products that use the disputed intellectual property;

•	obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

•	redesign our products that use the disputed intellectual property.

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

     For more information about current legal proceedings, see “Part II — Other Information, Item 1 — Legal Proceedings.”

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

Risks Related to Our Corporate Governance

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN OUR CONTROL, EVEN IF THIS WOULD BE BENEFICIAL TO STOCKHOLDERS.

     Provisions of our amended and restated certificate of incorporation, bylaws, Delaware law and other corporate governance documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	a Preferred Rights Agreement that grants existing stockholders additional rights in the event a single holder acquired greater than 15% of our shares;

•	a classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholders meetings.

In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

Recent Accounting Pronouncements:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the Board issued FAS 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” which deferred the effective date of FAS 133 until fiscal years beginning after June 15, 2000. The adoption of FAS 133 did not have a significant impact on the Company’s operating results or cash flows.

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in an increase in net income of approximately $7.5 million per year starting with fiscal year 2002.

     The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill of $26.4 million at June 30, 2001 will continue to be amortized through the end of fiscal 2001. Beginning in 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test.

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings

     On March 10, 2000, a former employee filed a lawsuit against the Company in Santa Clara Superior Court alleging three causes of action for wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The claims stem from the termination of his employment with the Company in February 2000. The former employee sought unspecified general and special damages, punitive damages, attorneys’ fees and costs in the form of cash and shares of the Company’s common stock. The Company filed a counter-claim in August 2000 alleging fraud, negligent misrepresentation, breach of contract and breach of the covenant of good faith and fair dealing. In June 2001, the parties agreed to settle the case. A confidential Settlement Agreement has been executed by both parties, and the lawsuit has been dismissed with prejudice. The settlement did not have a material impact on the Company's results of operations.

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 20001. The cases have been consolidated and a lead plaintiff has been appointed. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 10, 2001, a shareholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company’s directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The Company is named solely as a nominal defendant against whom the plaintiff seeks no recovery.

     On June 26, 2001 another putative securities class action, captioned Lanter v. New Focus, Inc. et al., 01-CV-5822, was filed against the firms that underwrote New Focus’ initial public offering, New Focus and several of its officers and directors in the United States District Court for the Southern District of New York. The complaint alleges violations of Sections 11 and 15 of the Securities Exchange Act of 1933 and Section 20(a) of the Securities Exchange Act of 1934 against the Company, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between May 18, 2000 and June 11, 2001.

     On June 28, 2001 a similar complaint, captioned Pond Equities v. New Focus, Inc. et al., Civil Action No. 01-CV-5925, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Lanter complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. There have been subsequent lawsuits filed containing allegations substantially identical to those in the Lanter and Pond Equities complaints. The cases are in the process of being consolidated. Similar actions asserting virtually identical allegations have been filed against at least 130 other companies. The Company believes that it has meritorious defenses to these actions and intends to defend them vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics S.A. claim that the Company infringes U.S. patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys fees. By statute, the time to answer the Complaint, move or otherwise respond is September 9, 2001. The Company is presently investigating the allegations contained in the complaint and intends to defend the action vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     In addition, the Company is subject to various claims that arise in the normal course of business.

     ITEM 2. Changes in Securities and Use of Proceeds

     On July 26, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan under which the Company declared a dividend of one Right for each share of Common Stock outstanding. Prior to the Distribution Date referred to below, the Rights will be evidenced by and trade with the certificates for the Common Stock. After the Distribution Date, the Company will mail Rights certificates to the stockholders and the Rights will become transferable apart from the Common Stock. Rights will separate from the Common Stock and become exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or (b) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. After the Distribution Date, each Right will entitle the holder to purchase for $40.00 a fraction of a share of the Company's Preferred Stock with economic terms similar to that of one share of the Company’s Common Stock.

     ITEM 3. Defaults Upon Senior Securities — Not Applicable.

     ITEM 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on May 31, 2001 in San Jose, California. Of the 75,550,376 shares outstanding as of the record date, 57,497,289 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect two (2) Class I directors to serve until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Dr. Winston S. Fu	57,456,695	40,594

R. Clark Harris	57,458,870	38,419

2.	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 30, 2001.

Votes for:	55,874,539

Votes against:	1,592,298

Votes abstaining:	30,452

     ITEM 5. Other Information

     Kenneth E. Westrick, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, John Dexheimer, a member of the Company’s Board of Directors, and Dr. Milton Chang, a former member of the Company’s Board of Directors and a major shareholder of the Company, have adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company's common stock. Under the Company’s guidelines, trading under these plans was not permitted until July 30, 2001. Consequently, no shares were sold under these plans during the Company’s second quarter. The plans adopted by Mr. Westrick, Mr. Dexheimer and Dr. Chang provide for periodic stock sales subject to certain price levels, including a minimum price floor below which trades will not be executed. In the case of Mr. Westrick, Mr. Dexheimer and Dr. Chang, the designated minimum price floors are significantly higher than the Company’s current stock price. Additional members of the Board of Directors and Executive Officers of the Company may adopt similar trading plans in the future.

     ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

*10.1	Preferred Stock Rights Agreement dated July 26, 2001.

*	Incorporated by reference from the Company's registration statement on Form 8-A filed on August 15, 2001.

b) Reports on Form 8-K—

Form 8-K filed on April 27, 2001 regarding first quarter financial results and restructuring plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC.

(Registrant)

DATE:	August 15, 2001	BY:	/s/ Kenneth E. Westrick

Kenneth E. Westrick
President and Chief Executive Officer

DATE:	August 15, 2001	BY:	/s/ William L. Potts, Jr.

William L. Potts, Jr.
Chief Financial Officer

Exhibit Index

*10.1	Preferred Stock Rights Agreement dated July 26, 2001.

     * Incorporated by reference from the Company’s registration statement on Form 8-A filed on August 15, 2001.

43