Form 10-Q
period 2001-09-30
NEW FOCUS INC
filed 2001-11-13
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
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

Yes [X]      No [   ]

     On September 30, 2001, 75,924,394 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated balance sheets—September 30, 2001 and December 31, 2000
Consolidated statements of operations—Three and nine months ended September 30, 2001 and October 1, 2000
Consolidated statements of cash flows-Nine months ended September 30, 2001 and October 1, 2000
Notes to consolidated financial statements—September 30, 2001
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

	(unaudited)	(see note)
ASSETS
Current Assets
Cash and cash equivalents	$96,057	$363,375
Short-term investments	205,338	122,118
Trade accounts receivable, less allowances of $861 in 2001 and $1,390 in 2000	9,176	13,835
Inventories:
Raw materials	5,195	15,218
Work in progress	2,754	10,226
Finished goods	2,831	4,941

Total Inventories	10,780	30,385
Deferred tax assets	5,480	—
Prepaid expenses and other current assets	8,165	4,805

Total current assets	334,996	534,518
Property, plant and equipment:
Land and building	24,605	13,214
Manufacturing and development equipment	54,372	26,304
Computer software and equipment	7,696	5,205
Office equipment	3,758	1,782
Leasehold improvements	16,475	3,857
Construction in progress	5,771	11,033

	112,677	61,395
Less allowances for depreciation and amortization	(15,026)	(6,651)

Net property, plant and equipment	97,651	54,744
Goodwill and other intangible assets, net of accumulated amortization of $291,100 in 2001 and $200 in 2000	65,342	577
Other assets	13,988	11,105

Total assets	$511,977	$600,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,938	$21,556
Accrued expenses	13,213	10,355
Deferred research and development funding	743	343
Current portion of long-term debt	203	281

Total current liabilities	18,097	32,535
Long-term debt, less current portion	10	111
Deferred rent	1,459	1,188
Deferred tax liability	10,536	—
Commitments and contingencies
Stockholders’ equity:
Common stock	76	64
Additional paid-in capital	984,876	652,184
Notes receivable from stockholders	(6,526)	(7,281)
Deferred compensation	(31,675)	(26,453)
Accumulated other comprehensive income	2,528	80
Accumulated deficit	(467,404)	(51,484)

Total stockholders’ equity	481,875	567,110

Total liabilities and stockholders’ equity	$511,977	$600,944

Note: The December 31, 2000 consolidated balance sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

Net revenues	$15,838	$22,250	$83,249	$46,483
Cost of net revenues(1)	16,882	17,248	98,673	41,090

Gross profit (loss)	(1,044)	5,002	(15,424)	5,393
Operating Expenses:
Research and development(2)	14,646	7,306	41,908	16,523
Less funding received from research and development contracts	(1,166)	(36)	(1,256)	(752)

Research and development, net(2)	13,480	7,270	40,652	15,771
Sales and marketing(3)	2,592	1,526	7,981	4,091
General and administrative(4)	5,010	2,538	17,643	6,330
Amortization of goodwill and other intangibles	5,255	—	49,154	—
Impairment of goodwill	—	—	241,574	—
In-process research and development	—	—	13,400	—
Restructuring charges	2,162	—	5,785	—
Deferred compensation	11,766	5,879	53,147	18,935

Total operating expenses	40,265	17,213	429,336	45,127

Operating loss	(41,309)	(12,211)	(444,760)	(39,734)
Interest and other income, net	4,341	5,082	13,840	6,017

Loss before provision (benefit) for income taxes	(36,968)	(7,129)	(430,920)	(33,717)
Provision (benefit) for income taxes	(5,000)	2	(15,000)	2

Net loss	$(31,968)	$(7,131)	$(415,920)	$(33,719)

Basic and diluted net loss per share	$(0.43)	$(0.12)	$(5.69)	$(1.06)

Shares used to compute basic and diluted net loss per share	74,212	58,140	73,130	31,783

(1)	Excluding amortization of deferred stock compensation of $1,773 and $7,685 for the three and nine months ended September 30, 2001, and $956 and $3,419 for the three and nine months ended October 1, 2000, respectively.

(2)	Excluding amortization of deferred stock compensation of $7,982 and $37,815 for the three and nine months ended September 30, 2001, and $1,877 and $5,173 for the three and nine months ended October 1, 2000, respectively.

(3)	Excluding amortization of deferred stock compensation of $670 and $2,968 for the three and nine months ended September 30, 2001, and $458 and $1,213 for the three and nine months ended October 1, 2000, respectively.

(4)	Excluding amortization of deferred stock compensation of $1,341and $4,679 for the three and nine months ended September 30, 2001, and $2,588 and $9,130 for the three and nine months ended October 1, 2000, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended

	September 30,	October 1,
	2001	2000

Operating activities
Net loss	$(415,920)	$(33,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,575	2,561
Amortization of goodwill and other intangibles	49,154	96
Impairment of goodwill	241,574	—
Acquired in-process research and development	13,400	—
Restructuring charges	2,067	—
Amortization of deferred compensation	53,147	18,935
Deferred rent	271	317
Changes in operating assets and liabilities:
Trade accounts receivable	9,119	(7,980)
Inventories	22,552	(14,711)
Prepaid expenses and other current assets	(3,371)	(5,019)
Accounts payable	(19,776)	4,996
Accrued expenses	361	3,961
Deferred tax liability and income tax payable	(15,355)	—
Deferred research and development funding	400	93

Net cash used in operating activities	(52,802)	(30,470)
Investing activities
Purchase of available-for-sale investments	(216,242)	—
Proceeds from sales and maturities of investments	135,470	—
Acquisition of businesses and related expenses, net of cash acquired	(81,693)	—
Acquisition of property, plant and equipment	(51,719)	(26,529)
Proceeds from sale of property, plant and equipment	617	—
Increase in other assets	(2,870)	(9,734)

Net cash used in investing activities	(216,437)	(36,263)
Financing activities
Proceeds from initial and follow-on public offerings	—	542,407
Payments on equipment loan	(180)	(203)
Proceeds from issuance of common stock, net of repurchases	1,679	818
Proceeds from payment of notes receivable with shareholders	422	97

Net cash provided by financing activities	1,921	543,119

Increase (decrease) in cash and cash equivalents	(267,318)	476,386
Cash and cash equivalents at beginning of period	363,375	28,067

Cash and cash equivalents at end of period	$96,057	$504,453

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

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

     Beginning in 2000, the Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended September 30, 2001 and October 1, 2000 each contained 91 days. The nine-month periods ended September 30, 2001 and October 1, 2000 contained 273 days and 275 days, respectively.

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

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in the net loss of approximately $7.5 million per year starting with fiscal year 2002.

     The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill of $24.5 million at September 30, 2001 will continue to be amortized through the end of fiscal 2001. Beginning in 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company will assess the impact of FAS 144 on its financial statements upon adoption in fiscal 2002.

NOTE 2 — COMPREHENSIVE LOSS

     Comprehensive loss for the three months ended September 30, 2001 is $30.5 million, comprised of the Company’s net loss of $32.0 million offset by $1.5 million of net unrealized holding gains on marketable equity securities. Comprehensive loss for the nine months ended September 30, 2001 is $413.4 million, comprised of the Company’s net loss of $415.9 million offset by $2.5 million of net unrealized holding gains on marketable equity securities. Comprehensive loss for the three and nine months ended October 1, 2000 is the same as the Company’s net loss.

NOTE 3 — INVENTORIES

     During the second and third quarters of fiscal 2001, the Company recorded substantial inventory write-downs. The write-downs were based on a significant decrease in forecast demand for the Company’s products relative to the inventory levels.

     Due to the significant downturn in the telecommunications market and the rapid obsolescence in technology-based products, the Company reduces inventories to net realizable value based upon forecast demand. However, backlog is subject to revisions, cancellations, and rescheduling. Actual demand may differ from forecast demand and such difference may have a material effect on the Company’s financial position and results of operations.

NOTE 4 — LOSS PER SHARE

	Three Months Ended		Nine Months Ended

	September 30,	October 1,	September 30,	October 1,
	2001	2000	2001	2000

(in thousands, except per share amounts)
Net loss (numerator)	$(31,968)	$(7,131)	$(415,920)	$(33,719)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	75,754	62,110	74,920	35,607
Less shares subject to repurchase	(1,542)	(3,970)	(1,790)	(3,824)

Denominator for basic and diluted net loss per share	74,212	58,140	73,130	31,783

Basic and diluted net loss per share	$(0.43)	$(0.12)	$(5.69)	$(1.06)

     The Company has excluded the impact of all convertible preferred stock, common stock subject to repurchase, warrants for convertible preferred stock and common stock, and outstanding stock options from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares of stock, including common stock subject to repurchase, options and warrants to purchase stock, excluded from the calculations of diluted net loss per share was 8,477,000 for both the three and nine months ended September 30, 2001 and 5,528,000 for both the three and nine months ended October 1, 2000, respectively.

NOTE 5 — INCOME TAXES

     The benefit for income taxes of approximately $5.0 million and $15.0 million for the three and nine months ended September 30, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $525,000, respectively, primarily for minimum taxes and foreign withholding taxes.

NOTE 6 — SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     The Company does not segregate assets or interest expense by segment.

	Three Months Ended September 30, 2001

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$9,721	$6,117	$15,838
Depreciation expense	$3,449	$425	$3,874
Operating segment profit (loss)	$(21,020)	$(1,106)	$(22,126)

	Three Months Ended October 1, 2000

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$14,919	$7,331	$22,250
Depreciation expense	$963	$184	$1,147
Operating segment profit (loss)	$(9,018)	$2,686	$(6,332)

	Nine Months Ended September 30, 2001

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$61,037	$22,212	$83,249
Depreciation expense	$8,251	$1,088	$9,339
Operating segment profit (loss)	$(81,443)	$(257)	$(81,700)

	Nine Months Ended October 1, 2000

	Telecom	Photonics Tools	Total

	(in thousands)
Revenues from external customers	$28,269	$18,214	$46,483
Depreciation expense	$1,941	$620	$2,561
Operating segment profit (loss)	$(25,582)	$4,783	$(20,799)

	Three Months Ended		Nine Months Ended

	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2001	2000	2001	2000

	(in thousands)
Loss
Total loss for reportable segments	$(22,126)	$(6,332)	$(81,700)	$(20,799)
Interest and other income, net	4,341	5,082	13,840	6,017
Amortization of goodwill and other intangibles	(5,255)	—	(49,154)	—
Impairment of goodwill	—	—	(241,574)	—
In-process research and development	—	—	(13,400)	—
Restructuring charges	(2,162)	—	(5,785)	—
Amortization of deferred compensation	(11,766)	(5,879)	(53,147)	(18,935)

Loss before income taxes	$(36,968)	$(7,129)	$(430,920)	$(33,717)

Geographic information
Net revenues
United States	$9,334	$15,890	$51,918	$32,776
Asia	1,385	597	4,701	1,671
Europe	5,119	5,763	26,630	12,036

Consolidated total	$15,838	$22,250	$83,249	$46,483

NOTE 7 — SIGNIFICANT CUSTOMERS

     In the three months ended September 30, 2001, Agilent Technologies and Alcatel each accounted for 12.4% of the Company’s net revenues.

NOTE 8 — CONTINGENCIES

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled for August 4, 2003. An unfavorable resolution of this action could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

     On June 28, 2001 a similar complaint, captioned Pond Equities v. New Focus, Inc. et al., Civil Action No. 01-CV-5925, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Lanter complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. There have been subsequent lawsuits filed containing allegations substantially identical to those in the Lanter and Pond Equities complaints. The Company anticipates that additional, substantially similar lawsuits may be brought.

     Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 180 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company believes that it has meritorious defenses to these lawsuits and will defend itself vigorously in the litigation. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 2001. The cases have been consolidated, a lead plaintiff has been appointed and the defendants have moved to dismiss the consolidated complaint. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

NOTE 9 — BUSINESS ACQUISITIONS

Acquisition of JCA Technology, Inc.

     On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber-optic products for modulators, for a total purchase price of approximately $311.5 million in a transaction to be accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of common stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company’s average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the acquisition were approximately $8.1 million. In addition, the Company recorded $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,096 shares of restricted stock was contingent upon meeting certain fiscal 2001 operating objectives. These shares were forfeited in September 2001.

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

Acquisition of JCA Technology, Inc.

Tangible net assets acquired	$6,660
Intangible assets acquired
Current technology	31,300
Customer base	4,000
Workforce	3,560
In-process research and development	13,400
Goodwill	267,777
Net deferred tax liability	(15,200)

Total purchase price allocation	$311,497

     Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses and a note payable. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (see Note 10 — Impairment of Goodwill). In-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during the three months ended April 1, 2001.

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

Acquisition of Globe Y. Technology, Inc.

Tangible net assets acquired	$1,577
Intangible assets acquired
Current technology	7,100
Customer base	2,400
Non-complete agreement and workforce	1,960
Goodwill	37,567
Deferred tax liability	(5,381)

Total purchase price allocation	$45,223

     Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, income taxes payable and customer deposits. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (See Note 10 — Impairment of Goodwill).

Unaudited Pro Forma Information

     The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisitions of JCA and Globe Y had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for in-process research and development attributable to JCA, for the nine months ended September 30, 2001 and October 1, 2000 with the historical results of operations of JCA and Globe Y for the nine months ended September 30, 2001 and September 30, 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of fiscal 2000 or of results which may occur in the future.

	Three Months Ended		Nine Months Ended

	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000

	(In thousands, except per share amounts)
Revenues	$15,838	$29,198	$84,851	$64,651
Net loss	$(29,922)	$(36,003)	$(373,553)	$(137,676)
Net loss per share	$(0.40)	$(0.62)	$(5.11)	$(4.33)

NOTE 10 — IMPAIRMENT OF GOODWILL

     The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill, recorded on its balance sheet at September 30, 2001 as a result of forecast reductions in demand for products manufactured by JCA and Globe Y. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

     Due to the circumstances created by the significant downturn in the telecommunications market, the Company recorded an impairment charge against the goodwill associated with its acquisitions of JCA and Globe Y in the second quarter ended July 1, 2001. The downturn has negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This resulted in a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. The remaining goodwill will continue to be amortized through 2001 using an estimated useful life of four years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests.

NOTE 11 — RESTRUCTURING CHARGES

In 2001, the Company recorded restructuring charges totaling $5.8 million for plans to resize the Company’s operations as a result of a decline in demand for its products. These restructuring activities include closing and consolidating the Company’s older Santa Clara, California facility and its smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and subleasing a previously unoccupied facility in Camarillo, California. Additionally, the Company reduced its workforce in its U.S. and China operations through reduction in force programs and attrition by approximately 1,000 employees from a peak of approximately 2,100 in February 2001 to approximately 1,100 employees in September 2001. The restructuring charges included $1.3 million for severance costs covering approximately 550 employees, $2.1 million for the write down of the net book value of impaired leasehold improvements and equipment, and $2.4 million for facility closure costs. Non-cash items included in the restructuring charges totaled $2.1 million. As of September 30, 2001, $2.4 million in accrued restructuring costs, consisting of $2.2 million for facility closure costs and $0.2 million for severance costs, remained in current liabilities.

     In October 2001, the Company announced plans for a further reduction of 35%, or approximately 400 people, in its worldwide workforce by the end of 2002. About 40% of this planned reduction will occur by the end of this fiscal year. The Company is continuing to review and implement cost saving initiatives to meet its operational and financial objectives. The Company expects to record an additional restructuring charge in the fourth quarter of 2001 associated with these activities.

NOTE 12 — RELATED PARTY TRANSACTION

     On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was the Company’s president and chief executive officer and a member of the Company’s Board of Directors at the time these loan agreements were executed. The first note in the principal amount of $2.1 million bears interest at the per annum rate, recalculated each calendar quarter, of (a) the three-month LIBOR rate as quoted in The Wall Street Journal on the first business day of such calendar quarter, plus (b) 100 basis points, compounded annually and is secured on the shares of the Company’s common stock held by Mr. Westrick. This note is due on June 30, 2002. The second note in the principal amount of $5.9 million currently bears interest at the per annum rate of 9.99% compounded annually and is secured on certain other assets of Mr. Westrick. The interest rate on this note is subject to reduction upon satisfaction of certain conditions. Mr. Westrick also has a $1.3 million note payable to the Company in connection with previously exercised stock options which is also secured by shares of the Company’s common stock held by Mr. Westrick. This note is due in March 2002 in accordance with its terms.

     Mr. Westrick resigned as the Company’s president and chief executive officer and as a member of the Company’s Board of Directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the Company entered into a Separation and Release Agreement. The agreement extended the due date of the $5.9 million note to June 30, 2004 from June 30, 2002. Additionally, the Company accelerated 633,333 unvested options to purchase the Company’s common stock and agreed to pay the equivalent of eighteen months of compensation to Mr. Westrick. The Company expects to record a charge of approximately $2.2 million related to the acceleration of stock option vesting and payment of compensation in its financial results for the fourth quarter of 2001.

     The Company believes that the market value of Mr. Westrick’s common shares of the Company and the market value of his other assets, based on independent appraisals performed in October 2001, provide adequate collateral for the notes.

NOTE 13 — SHAREHOLDER RIGHTS PLAN

On July 26, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan under which the Company declared a dividend of one Right for each share of Common Stock outstanding. Prior to the Distribution Date referred to below, the Rights will be evidenced by and trade with the certificates for the Common Stock. After the Distribution Date, the Company will mail Rights certificates to the stockholders and the Rights will become transferable apart from the Common Stock. Rights will separate from the Common Stock and become exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or (b) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. After the Distribution Date, each Right will entitle the holder to purchase for $40.00 a fraction of a share of the Company’s Preferred Stock with economic terms similar to that of one share of the Company’s Common Stock.

NEW FOCUS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

     The following discussion contains predictions, estimates and other forward-looking statements regarding our revenue outlook for the fourth quarter of 2001, our projected cash outflow for the fourth quarter of 2001, planned reductions in our expense structure by the end of 2002, our plan to effect a significant workforce reduction, our plan to transfer more production offshore to support a further consolidation of our U.S. manufacturing operations, and our goal to achieve breakeven at $25 million in quarterly revenue. These forward-looking statements are subject to risks and uncertainties and actual results may differ materially from any future performance suggested herein. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to weakness and uncertainties related to general economic conditions and overall demand within the telecommunications industry, inventory levels within the industry, sudden and unexpected order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry; the high sensitivity of the size of our net loss to our level of revenue due to the fixed and/or project orientation of our expenses; the challenge of managing inventory levels during periods of weakening demand; the difficulty of achieving anticipated cost reductions due to unforeseen expenses, including costs arising from the consolidation of our manufacturing operations, that may arise in future quarters; the difficulty of achieving anticipated cost reductions due to an inability to reduce expenses without jeopardizing product development schedules; any unforeseen delays in completing the development of our new products on a timely basis and achieving sufficient production to generate volume revenues; our ability to gain customer acceptance of new products; and our ability to generate future revenue from new products commensurate with prior investments in research and development activities. Other risk factors that may affect our financial performance are listed in “Risk Factors” elsewhere in this document.

Overview:

     Demand for our products fell abruptly beginning in the latter half of the first quarter of 2001 due to the continuing, widespread business downturn in the telecommunications industry. During this period, we experienced order cancellations and rescheduling of orders to later periods. Revenue from our telecom products has declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter and $9.7 million in the third quarter. Revenue from our photonics tool products has also declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter and $6.1 million in the third quarter. We expect that our total net revenue in the fourth quarter of 2001 will further decline and be within a range of $12-15 million.

     In the second quarter of 2001, we announced our plans to reduce our quarterly expense structure, defined as the combination of manufacturing overhead and operating expenses, by $6 million by the fourth quarter of 2001 compared to the second quarter of 2001. In the third quarter of 2001, we reduced our quarterly expense structure by $3.6 million and expect to realize the remainder of the $6 million quarterly expense reduction in the fourth quarter of 2001. In June 2001, we closed and consolidated our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively. Additionally, we have reduced our worldwide workforce through reductions in force and attrition by approximately 1,000 from a peak of approximately 2,100 in February 2001 to approximately 1,100 at the end of September 2001.

     We expect difficult conditions within the telecommunications market to continue for the balance of this year and 2002. In light of these expectations, we are taking aggressive steps to minimize our costs and preserve our cash. In addition to our plans to reduce our quarterly expense structure by $6 million between the second and fourth quarters of 2001, we are taking actions to generate an incremental $10 million in quarterly savings by the end of 2002. These cost reductions are expected to structure the Company for breakeven at approximately $25 million in quarterly revenue.

     We expect that the majority of the additional $10 million in quarterly cost savings will be generated by three major initiatives:

Worldwide workforce reduction

We plan to reduce our workforce by an additional 35%, or approximately 400 people, by the end of 2002. About 40% of this planned reduction will occur by the end of this year. We expect our workforce to be approximately 700 people at the end of 2002, down from the peak employment level of 2,100 people in February 2001.

Product development spending reduction

Product development spending will be reduced to a rate of $7-8 million per quarter by the end of 2002. This action will more closely align development expenses with recent changes in new product plans at various customers and with the company’s revenue expectations for 2002.

Consolidation of excess facilities

We will aggressively transfer more production to our offshore manufacturing facility in Shenzhen, China, which will allow us to further consolidate our current U.S. manufacturing facilities in the coming year.

Acquisitions:

     On January 16, 2001, we acquired JCA Technology, Inc. (JCA), a designer, manufacturer and marketer of a full line of fiber-optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We recorded $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,000 shares of restricted stock was contingent upon meeting certain fiscal 2001 operating objectives. These shares were forfeited in September 2001. JCA operates as a wholly owned subsidiary of New Focus, and our financial statements for the three and nine months ended September 30, 2001 include the results of operations of JCA subsequent to the acquisition date.

     On February 15, 2001, we acquired Globe Y. Technology, Inc. (Globe Y), a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction to be accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we recorded approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Globe Y operates as a wholly owned subsidiary of New Focus, and our financial statements for the three and nine months ended September 30, 2001 include the results of operations of Globe Y subsequent to the acquisition date.

Net Revenues:

     Net revenues decreased to $15.8 million for the three months ended September 30, 2001, from $22.3 million for the three months ended October 1, 2000. Net revenues increased to $83.2 million for the nine months ended September 30, 2001, from $46.5 million for the nine months ended October 1, 2000. Net revenues for both the three- and nine-month periods of 2001 included sales of products manufactured by JCA and Globe Y made subsequent to our acquisitions of these companies in mid-January and mid-February 2001, respectively. Net revenue for the third quarter of 2001 decreased from the third quarter of 2000, despite the incremental revenue provided by JCA and Globe Y, as a result of the significant adverse market conditions in 2001. The increase in net revenue between the comparable nine-month periods was attributable to a combination of the incremental revenue provided by these acquisitions and higher sales of New Focus products in the first nine months of 2001. Sales of our telecom products were $9.7 million, or 61% of total net revenues, for the three months ended September 30, 2001 and were $61.0 million, or 73% of total net revenues, for the nine months ended September 30, 2001. Telecom net revenues were $14.9 million, or 67% of total net revenues, for the three months ended October 1, 2000 and were $28.3 million, or 61% of total net revenues for the nine months ended October 1, 2000.

Gross Margin (Loss):

     Gross margin (loss), including amortization of deferred stock compensation, decreased to a negative 17.8% in the three months ended September 30, 2001 from a positive 18.2% in the three months ended October 1, 2000. Excluding amortization of deferred stock compensation of $1.8 million and $956,000, respectively, gross margin decreased to a negative 6.6% in the three months ended September 30, 2001 from a positive 22.5% in the three months ended October 1, 2000. Cost of net revenues for the three months ended September 30, 2001 includes a $1.3 million charge for inventory write-downs and order cancellation fees as a result of the revised order outlook for the balance of the year. There were no significant write-downs of inventories or related charges during the third quarter of 2000. Excluding amortization of deferred stock compensation of $1.8 million and the charge for inventory write-downs of $1.3 million, the gross margin was a positive 1.6% for the third quarter of 2001.

Gross margin, including amortization of deferred stock compensation, decreased to a negative 27.8% in the nine months ended September 30, 2001 from a positive 4.2% in the nine months ended October 1, 2000. Excluding amortization of deferred stock compensation of $7.7 million and $3.4 million, respectively, gross margin decreased to a negative 18.5% in the nine months ended September 30, 2001 from a positive 11.6% in the nine months ended October 1, 2000. Cost of net revenues for the nine months ended September 30, 2001 includes $36.4 million for the write-down of excess inventories and related charges, reflecting lower customer demand for our products and a current lack of visibility into future order flow resulting from the sudden and sharp decline in capital equipment expenditures by telecommunications carriers. There were no significant write-downs of inventories or related charges during the nine months ended October 1, 2000. Excluding amortization of deferred stock compensation of $7.7 million and the write-down of excess inventories and related charges of $36.4 million, the gross margin percentage was a positive 25.2% for the nine months of 2001.

Research and Development Expenses:

     Research and development expenses, including amortization of deferred stock compensation, increased to 135.5% of net revenues, or $21.5 million, in the three months ended September 30, 2001 from 41.1% of net revenues, or $9.1 million, in the three months ended October 1, 2000. Excluding amortization of deferred stock compensation of $8.0 million and $1.8 million, respectively, research and development expenses increased to 85.1% of net revenues, or $13.5 million, in the three months ended September 30, 2001 from 32.7% of net revenues, or $7.3 million, in the three months ended October 1, 2000. Research and development expenses, including amortization of deferred stock compensation, increased to 94.3% of net revenues, or $78.5 million, in the nine months ended September 30, 2001 from 45.1% of net revenues, or $20.9 million, in the nine months ended October 1, 2000. Excluding amortization of deferred stock compensation of $37.8 million and $5.2 million, respectively, research and development expenses increased to 48.8% of net revenues, or $40.7 million, in the nine months ended September 30, 2001 from 33.9% of net revenues, or $15.8 million, in the nine months ended October 1, 2000. Research and development expenses, excluding amortization of deferred stock compensation, increased both as a percentage of net revenues and in absolute dollars for the comparable periods as a result of continued development of existing telecom products and development of new telecom products. In October 2001, the Company announced plans to reduce product development spending to a rate of $7 to $8 million per quarter, excluding amortization of deferred stock compensation, by the end of 2002.

Sales and Marketing Expenses:

     Sales and marketing expenses, including amortization of deferred stock compensation, increased to 20.6% of net revenues, or $3.3 million, in the three months ended September 30, 2001 from 8.9% of net revenues, or $2.0 million, in the three months ended October 1, 2000. Excluding amortization of deferred stock compensation of $670,000 and $458,000, respectively, sales and marketing expenses increased as a percentage of net revenues to 16.4%, or $2.6 million, in the three months ended September 30, 2001, from 6.9% of net revenues, or $1.5 million, in the three months ended October 1, 2000. Sales and marketing expenses, including amortization of deferred stock compensation, increased to 13.2% of net revenues, or $10.9 million, in the nine months ended September 30, 2001 from 11.4% of net revenues, or $5.3 million, in the nine months ended October 1, 2000. Excluding amortization of deferred stock compensation of $2.9 million and $1.2 million, respectively, sales and marketing expenses increased as a percentage of net revenues to 9.6%, or $8.0 million, in the nine months ended September 30, 2001, from 8.8% of net revenues, or $4.1 million, in the nine months ended October 1, 2000. Sales and marketing expenses increased as a percentage of revenues and in absolute dollars for the comparable periods primarily as a result of hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts in the 2001 periods relative to the comparable periods of 2000.

General and Administrative Expenses:

     General and administrative expenses, including amortization of deferred stock compensation, increased to 40.1% of net revenues, or $6.4 million, in the three months ended September 30, 2001 from 23.0% of net revenues, or $5.1 million, in the three months ended October 1, 2000. Excluding amortization of deferred stock compensation of $1.3 million and $2.6 million, respectively, general and administrative expenses increased as a percentage of net revenues to 31.6%, or $5.0 million, in the three months ended September 30, 2001, from 11.4% of net revenues, or $2.5 million, in the three months ended October 1, 2000. General and administrative expenses, including amortization of deferred stock compensation, decreased to 26.8% of net revenues, or $22.3 million, in the nine months ended September 30, 2001 from 33.3% of net revenues, or $15.5 million, in the nine months ended October 1, 2000. Excluding amortization of deferred stock compensation of $4.7 million and $9.1 million, respectively, general and administrative expenses increased as a percentage of net revenues to 21.2%, or $17.6 million, in the nine months ended September 30, 2001, from 13.6% of net revenues, or $6.3 million, in the nine months ended October 1, 2000. The increase in absolute spending for general and administrative expenses between the comparable periods was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of operations, significant legal costs, and integration costs associated with our acquisitions of JCA and Globe Y.

Amortization of Goodwill and Other Intangibles and Impairment of Goodwill:

     Amortization of goodwill and other intangibles totaled $5.3 million and $49.2 million in the three and nine months ended September 30, 2001, and arose from our acquisitions of JCA and Globe Y in January and February 2001, respectively. Goodwill and other intangibles are being amortized over estimated useful lives of two to four years.

     Due to the circumstances created by the significant downturn in the telecommunications market, the Company recorded an impairment charge against the goodwill associated with its acquisitions of JCA and Globe Y in the second quarter of 2001. The downturn has negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. The Company calculated the impairment charge by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This resulted in a $241.6 million write-down of goodwill for the second quarter of 2001. The remaining goodwill balance will continue to be amortized through 2001 using an estimated useful life of four years. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests.

In-process Research and Development:

     A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the nine months ended September 30, 2001. In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use.

Restructuring charges:

     In 2001 we recorded restructuring charges totaling $5.8 million for actions taken to resize our operations as a result of a decline in demand for our products. These restructuring activities include closing and consolidating our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and subleasing a previously unoccupied facility in Camarillo, California. Additionally, we reduced our workforce in our U.S. and China operations by approximately 1,000 employees from a peak of 2,100 in February 2001 to 1,100 in September 2001 through a combination of reduction in force programs and attrition. The restructuring charges included $1.3 million for severance costs covering approximately 550 employees, $2.1 million for the write down of the net book value of impaired leasehold improvements and equipment, and $2.4 million for facility closure costs. Non-cash items included in the restructuring charges totaled $2.1 million. As of September 30, 2001, $2.4 million in accrued restructuring costs, consisting of $2.2 million for facility closure costs and $0.2 million for severance costs, remained in current liabilities.

     In October 2001, we announced plans for a further reduction of 35%, or approximately 400 people, in our worldwide workforce by the end of 2002. About 40% of this planned reduction will occur by the end of this fiscal year. We are continuing to review and implement cost saving initiatives to meet our operational and financial objectives. We expect to record an additional restructuring charge in the fourth quarter of 2001 associated with these activities.

Interest and Other Income, net:

     Interest and other income, net totaled $4.3 million and $13.8 million for the three and nine months ended September 30, 2001, respectively, compared to $5.1 million and $6.0 million for the three and nine months ended October 1, 2000, respectively. Interest income was the largest component, totaling $4.0 million and $14.3 million for the three and nine months ended September 30, 2001, respectively, and $5.1 million and $6.1 million for the three and nine months ended October 1, 2000, respectively. The increase in interest income for the three and nine months ended September 30, 2001 was primarily due to higher average cash balances as a result of the $542.4 million proceeds received from our May 2000 initial public offering and August 2000 follow-on public offering. Net interest and other income includes realized and unrealized losses totaling $300,000 for the third quarter of 2001 and $660,000 for the nine months ended September 30, 2001 related to our investment in a Southern California Edison debt security.

Income Taxes:

     The benefit for income taxes of approximately $5.0 million and $15.0 million for the three and nine months ended September 30, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $525,00, respectively, primarily for minimum taxes and foreign withholding taxes.

Liquidity and Capital Resources:

     Our cash, cash equivalents and short-term investments decreased to $301.4 million at September 30, 2001 from $485.5 million at December 31, 2000. The decrease in cash, cash equivalents and short-term investments was primarily due to investments of $81.7 million in the acquisitions of JCA and Globe Y and $51.7 million for the purchase of property, plant and equipment. Net working capital was $316.9 million at September 30, 2001.

     Cash used in operating activities of $52.8 million in the nine months ended September 30, 2001 was attributable to our net loss (excluding non-cash charges) of $46.7 million, decreases in accounts payable of $19.8 million, decreases in deferred taxes and income taxes payable of $15.4 million and increases in prepaid expense and other current assets of $3.4 million, partially offset by decreases in accounts receivable and inventories of $31.7 million. Cash generated by financing activities, primarily proceeds from sales of stock under stock option and employee stock purchase plans, was $1.9 million in the nine months ended September 30, 2001.

     We are undertaking several initiatives to reduce our quarterly expense structure and rate of cash consumption. We are currently evaluating our capital spending requirements for the remainder of 2001 and 2002 and expect our quarterly capital spending levels will fall below the $9.0 million spent in the third quarter of 2001. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Qualitative and Quantitative Disclosures About Market Risk:

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity:

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of government-backed securities, in addition to debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. However, the Company has on occasion been subject to market risk from changes in the credit rating of certain securities held. During the three and nine months ended September 30, 2001, the Company recorded losses of $300,000 and $660,000, respectively, from such changes.

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

Risks Related to Our Financial Results

WE HAVE A HISTORY OF LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

     We incurred net losses of $415.9 million for the nine months ended September 30, 2001, $36.0 million for the fiscal year ended December 31, 2000, $7.7 million for the nine-month period ended December 31, 1999, and $5.0 million for our fiscal year ended March 31, 1999. As of September 30, 2001, we had an accumulated deficit of $467.4 million. Due to the current economic climate and associated uncertainty within the telecommunications industry as well as the decline in demand for our products, we are currently unable to provide meaningful forecasts beyond the fourth quarter of 2001. We have experienced reduced order volumes, and expect to continue to experience at a diminishing rate, order cancellations and extensions of product shipment dates by our customers who continue to adjust their inventory levels in response to the current economic climate. These reduced order rates, cancellations and extensions have, and will continue to have, an adverse impact on our revenues and have resulted in higher inventory levels than required to support our sales forecast. As a result, we have recorded charges of $36.4 million for inventory write-downs and other related charges in the first nine months of 2001. We expect the difficult industry conditions to continue throughout 2001 and 2002. These conditions may significantly delay, and could prevent, our ability to operate profitably. Our planned reduction in spending is subject to risks and uncertainties, including the difficulty of achieving anticipated cost reductions due to unforeseen expenses we may incur in future quarters and an inability to reduce expenses without further jeopardizing product development schedules. Consequently, our efforts to reduce our expense structure and minimize the use of our cash may not be successful. As a result of the foregoing, we may not be able to generate sufficient revenues and adequately contain costs and operating expenses necessary to achieve profitability. Even if we achieve profitability, given the competition in, and the evolving nature of, the optical networking market, we may not be able to sustain or increase profitability on a quarterly or annual basis.

LOW ORDER VOLUMES AND LIMITED ORDER BACKLOG HAVE ADVERSELY IMPACTED OUR OPERATING RESULTS.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. Low order volumes and limited order backlog have We had an adverse impact on our revenues. If our customers stop placing orders, or further reduce orders, our net revenues would be lower than the levels currently expected, which would further adversely impact our operating results.

WE DEPEND ON A FEW KEY CUSTOMERS AND THE LOSS OF THESE CUSTOMERS OR A SIGNIFICANT REDUCTION IN SALES TO THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES.

     In the three months ended September 30, 2001, Agilent Technologies and Alcatel each accounted for 12.4% of our net revenues. In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. Our customers have reduced their order volumes and we have a limited amount of order backlog. The loss of any of these key customers or further reductions in sales to these key customers could further materially adversely affect our revenues.

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

Risks Related to the Optical Networking Industry

IF THE BANDWIDTH REQUIREMENTS DO NOT EXPAND AND OPTICAL NETWORKS ARE NOT DEPLOYED TO SATISFY THE INCREASED BANDWIDTH REQUIREMENTS, SALES OF OUR PRODUCTS MAY DECLINE, AND OUR NET REVENUES MAY BE ADVERSELY AFFECTED.

     We continue to derive over 60% of our revenue from our telecom products. Our financial performance in this product segment depends on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth and upgrading of optical networks to meet the increased demand for bandwidth. If the bandwidth requirements do not expand and upgrading of optical networks does not continue, sales of our fiber-optic products may decline further, which would adversely affect our total net revenues.

THE OPTICAL NETWORKING MARKET IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND, DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH WOULD ADVERSELY IMPACT OUR REVENUES.

The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. During 1999-2000 expectations for growth in bandwith requirements were overly optimistic and resulted in significant overordering by carriers and systems providers. This overordering has created significant excess inventories within the telecommunications industry. The excess inventory has reduced visibility for component and equipment suppliers as to the real demand for product within the industry. If we cannot accurately forecast the demand for optical networking products, our product development efforts may not be timed to our customers’ requirements and our availability of existing products may not be matched to our customers’ needs, either of which would adversely impact our results of operations.

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

Risks Related to Our Business

OUR CURRENT NET REVENUES DO NOT SUPPORT THE COMPLEXITY OF OUR BUSINESS INFRASTRUCTURE. OUR RESULTS OF OPERATIONS WILL CONTINUE TO BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SUCCESSFULLY RESTRUCTURE OUR OPERATIONS.

     Our two business segments sell telecom products and photonic tools products. We have distinct product lines within these segments that require significant development resources and we manufacture our products in multiple production facilities, including a large offshore plant in Shenzhen, China. The complexity of our multiple product lines necessitates a business infrastructure requiring substantially higher revenue levels than we are currently achieving. As a result of the slowdown in the economy and excess inventory at our customers, our order rates have declined and we have a limited amount of order backlog. We are currently reviewing the products and services we sell to customers, the locations in which we operate and the manner in which we go to market with our core product and service offerings. Ultimately, we may decide to eliminate certain product or service offerings through termination, sale or other disposition or to sustain certain products and services at a minimum level where customer commitments prevent us from eliminating the offering altogether. Any decision to eliminate or limit our offering of a product or service could involve the expenditure of capital, the realization of losses, a reduction in workforce, facility consolidation, and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET REDUCTIONS IN SALES VOLUMES AND THE AVERAGE SELLING PRICES OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

     We have experienced decreases in sales volumes and the average selling prices of our products, particularly our passive component products. We anticipate that as products in the optical component and module market become more commoditized, the average selling prices of our products will continue to decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. The optical component and module market is experiencing extreme volatility as a result of lower product demand, which will make our efforts to increase our sales volume difficult. In addition, we are not currently experiencing manufacturing efficiencies, as our facilities are largely underutilized. If we are unable to offset the decrease in our average selling prices by increasing our sales volumes or improving product mix, our net revenues and gross margins will decline. In addition, to maintain or improve our gross margins, we must increase our facility utilization and continue to reduce the manufacturing cost of our products, and we must develop and introduce new products and product enhancements with higher margins. If we cannot improve our gross margins, our financial position may be harmed and our stock price may decline.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS IN A TIMELY MANNER.

     Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with the efforts of our suppliers to rapidly achieve volume production. Even if we succeed in these efforts, our product development may be delayed as a result of slowing customer demand. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net revenues may decline. In addition, we have reduced, and expect to further reduce, our research and development spending as part of our restructuring measures, which may harm our ability to develop and new and enhanced products. If we fail to introduce new products or develop enhanced products to meet customer needs, our revenues will decline and our results of operations will be harmed.

WE WILL FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY CONTINUING THE INTEGRATION OF ANY BUSINESSES WE HAVE ACQUIRED.

Acquisitions involve risks related to the integration and management of acquired technology, operations and personnel. The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. The financial performances of our acquisitions of JCA and Globe Y have been substantially below projections made prior to these acquisitions and, as a result, we have recorded significant impairment charges (see Note 10 of the Notes to Consolidated Financial Statements — (Unaudited). We cannot guarantee that in the long-term these acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

ANY FUTURE ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

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

     Some of our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber-optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. We have experienced some field failures with our telecom products, which has resulted in increased product returns, requiring higher sales return allowances and adversely affecting our net revenues. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

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

     The timing of our revenue is difficult to predict because of the economic downturn and problems in our industry. In addition, length and variability of the sales and implementation cycles for our products may impact timing of our revenues. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial costs and expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Because of the evolving nature of the optical component and module market, we cannot predict the length of these sales and development cycles. In addition, the timing of our revenue has been affected by the slowdown in the U.S. economy, particularly in the telecommunications industry, which has resulted in order cancellations and extensions of product shipment dates by our customers. Our customers have reduced their order volumes and our backlog has been sharply reduced. The long sales cycles, coupled with the uncertain affects of the slowdown in the U.S. economy, has caused and may continue to cause our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE TURNOVER OF SENIOR MANAGEMENT AND KEY PERSONNEL, WHICH COULD HARM OUR BUSINESS AND OPERATIONS.

In October 2001, we announced the appointment of R. Clark Harris, our Chairman of the Board of Directors, as our new President and Chief Executive Officer following the resignation of Kenneth Westrick from his position as President and Chief Executive Officer. Our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our strategy. If the management team is unable to accomplish our business objectives, our ability to grow our business could be severely impaired.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING PERSONNEL, OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS COULD BE HARMED.

     Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel Our officers and key employees are not bound by employment agreements for any specific term and these individuals may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

     We had approximately 1,100 employees at the end of the third quarter of 2001, down from a peak of 2,100 in the first quarter of 2001. In October 2001, we instituted a restructuring plan that includes further reductions in our worldwide workforce. Under this plan, we expect to reduce our worldwide workforce by an additional 35% by the end of 2002. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

IF WE FAIL TO BALANCE OUR MANUFACTURING CAPACITY WITH THE DEMAND FOR OUR PRODUCTS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     We face a challenge in accurately balancing our manufacturing capacity with the demand for our products. Throughout 2000 we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. As a result of the lower order volumes by our customers, we have slowed the rate of production in our U.S. and China factories.

     In the first half of 2001, we closed our older Santa Clara facility and transferred passive product development activities to our newer, larger facility in San Jose. In China, we closed our smaller production facility in Shenzhen and consolidated activities into our larger Shenzhen factory. We intend to transfer more of our production to our facility in Shenzhen and consolidate our U.S. manufacturing facilities in the next year, but these efforts may not be sufficient enough, or occur quickly enough, to avoid significant cash expenditures. The potential disruption caused by any future consolidation of our U.S. manufacturing facilities could adversely impact our results of operations.

     Currently we operate facilities in San Jose, California, Camarillo, California, Fremont, California, Middleton, Wisconsin and Shenzhen, China. The rapid changes in our operations over the past year, combined with the challenges of managing geographically-dispersed operations, have placed, and will continue to place, a significant strain on our management systems and resources. The failure to reduce the strain on our management systems and resources could adversely impact our ability to manufacture and sell our products, which could adversely impact our business or results of operations.

WE MAY IN THE FUTURE, AND WE HAVE IN THE PAST BECOME INVOLVED IN COSTLY AND TIME-CONSUMING LITIGATION THAT MAY SUBSTANTIALLY INCREASE OUR COSTS AND HARM OUR BUSINESS.

     We may from time to time become involved in various lawsuits and legal proceedings. For example, the Company is a defendant in various putative securities class actions filed in the United States District Court for the Northern District of California. In addition, the Company is a defendant in a patent infringement complaint filed in the United States District Court for the District of Delaware. In response to this suit, we filed counterclaims, including the assertion that the other party infringes two of our U.S. patents, and are seeking damages and an injunction in connection with our counterclaims. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine months ended September 30, 2001, 37.6% of our net revenues were from international sales, and for the fiscal year ended December 31, 2000, 30.7% of our net revenues were from international sales. Our international sales will be limited if we cannot establish relationships with international distributors, expand international sales channel management, hire additional personnel and develop relationships with international service providers. Additionally, our international sales may be adversely affected if international economies weaken. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products. Our international operations are subject to risks including the following:

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

ELECTRICAL BLACKOUTS AND OTHER BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan and carry only a limited amount of business interruption insurance to compensate us for losses that may occur. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power in the state. Most of these facilities currently do not have backup generators or alternate sources of power in the event of a blackout. To date, we have not experienced any electrical blackouts. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our affected facilities. Any losses or damages incurred by us as a result of blackouts or other business interruptions could impair our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

     We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. Unfortunately, given the current uncertain market conditions in the telecommunications industry and the economy in general, it is very difficult to develop accurate forecasts of product demand. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Order cancellations and lower order volumes by our customers have created excess inventories due to our overestimation of component and material requirements for our manufacturing facilities. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. As a result of these excess inventories and cancellation charges, we recorded significant charges in the first nine months of 2001, which negatively impacted our operating results. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE DELAYED AND OUR REVENUES MAY SUFFER.

     The manufacture of our products involves complex and precise processes. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to the results of our operations. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We are planning to transfer more of our production to our manufacturing facility in Shenzhen, China and such product and process transfers require precise coordination between our operations in both the U.S. and China. Without this coordination we may experience manufacturing delays and reduced manufacturing yields. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. We may experience lower-than-targeted product yields in the future which could adversely affect our operating results.

OUR MANUFACTURING OPERATIONS IN CHINA SUBJECT US TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY HARM OUR MANUFACTURING CAPACITY AND OUR NET REVENUES.

     Currently, we operate one manufacturing facility located in Shenzhen, China, and we intend to move more of our production capacity to this facility over the next year. We recently closed our smaller leased facility as part of our announced restructuring plan, and consolidated its operations into our larger, owned facility. Our ability to operate in China may be adversely affected by changes in the laws and regulations of the People’s Republic of China, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our facility is located on land leased from China’s government by the Shenzhen Libaoyi Industry Development Co., Ltd. pursuant to land use certificates and agreements with terms of 50 years. Our assets and facilities located in China are subject to the laws and regulations of China and our results of operations in China are subject to the economic and political situation there.

     We believe that our operation in Shenzhen, China is in compliance with China’s applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. China’s economy differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, China’s economy has been primarily a planned economy subject to state plans. Since 1978, China’s government has been reforming its economic and political systems. Reforms of this kind have resulted in significant economic growth and social change. We cannot assure you that China’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the political, economic or social conditions in China and the U.S.-China political relations in general.

     We plan to export substantially all the products manufactured at our facility in China. Accordingly, upon application to and approval by the relevant government authorities, we will not be subject to certain of China’s taxes and are exempt from customs duties on imported components or materials and exported products. We are required to pay income tax in China, subject to certain tax holidays. We may become subject to other taxes in China or may be required to pay customs duties in the future. In the event that we are required to pay other taxes in China or customs duties, our results of operations could be materially and adversely affected.

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

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER.

     Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Additionally, most of our telecom products require Telcordia qualifications testing. Customers may also require that we be registered under international quality standards, such as ISO 9001. This customer qualification process determines whether our manufacturing lines meet the customers’ quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program.

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     We currently purchase several key components and materials used in the manufacture of our products from single or limited source supplier. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components or materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials. Additionally, financial difficulties could impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

Risks Related to Our Intellectual Property

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, WHICH WOULD SERIOUSLY HARM OUR ABILITY TO USE OUR PROPRIETARY TECHNOLOGY TO GENERATE REVENUE.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We cannot assure you that our patent applications will be approved, that any patents that may issue will protect our intellectual property or that third parties will not challenge any issued patents. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. Our contract with Agilent provides Agilent the right to manufacture our products using our proprietary intellectual property upon the occurrence of certain events specified in the agreements. The contract contains a confidentiality provision designed to prevent misappropriation of our intellectual property. However, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

WE ARE CURRENTLY DEFENDING A CLAIM THAT WE HAVE INFRINGED THE INTELLECTUAL PROPERTY RIGHTS OF PHOTONETICS, INC. AND PHOTONETICS S.A., AND IF WE ARE UNSUCCESSFUL IN DEFENDING THIS CLAIM OR FUTURE INTELLECTUAL PROPERTY CLAIMS, WE MAY HAVE TO EXPEND A SUBSTANTIAL AMOUNT OF RESOURCES TO MAKE OUR PRODUCTS NON-INFRINGING AND MAY HAVE TO PAY A SUBSTANTIAL AMOUNT IN DAMAGES.

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled for August 4, 2003.

     In addition, we anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product. If such patents were to be issued, the patent holders or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. The current claims and any future claims and resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. As a result of the current litigation or any future intellectual property litigation, we may be forced to do one or more of the following, any of which could harm our business:

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

     For more information about current legal proceedings, see “Part II — Other Information, Item 1 — Legal Proceedings.”

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS AND HARM OUR RESULTS OF OPERATIONS.

     From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, or at all. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products. We are currently defending a claim by Photonetics, and if we are unsuccessful in defending this claim, we may have to expend a substantial amount of resources to make our products non-infringing, which will harm our results of operations.

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

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards become effective for fiscal years beginning after December 15, 2001. Beginning in 2002, goodwill will no longer be amortized, but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Based on acquisitions completed as of June 30, 2001, application of the non-amortization provisions of these rules is expected to result in a decrease in the net loss of approximately $7.5 million per year starting with fiscal year 2002.

     The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and provide that goodwill acquired after June 30, 2001 will not be amortized. Goodwill of $24.5 million at September 30, 2001 will continue to be amortized through the end of fiscal 2001. Beginning in 2002, the Company will test goodwill for impairment under the new rules, applying a fair-value-based test.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supersedes Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. FAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The Company will assess the impact of FAS 144 on its financial statements upon adoption in fiscal 2002.

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

     On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 20001. The cases have been consolidated, a lead plaintiff has been appointed, and the defendants have moved to dismiss the consolidated complaint. The Company believes it has meritorious defenses to the claims and intends to contest the lawsuits vigorously. An unfavorable resolution of the actions could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

     On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled for August 4, 2003.

     In addition, the Company is subject to various claims that arise in the normal course of business.

     ITEM 2. Changes in Securities and Use of Proceeds

     On July 26, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan under which the Company declared a dividend of one Right for each share of Common Stock outstanding. Prior to the Distribution Date referred to below, the Rights will be evidenced by and trade with the certificates for the Common Stock. After the Distribution Date, the Company will mail Rights certificates to the stockholders and the Rights will become transferable apart from the Common Stock. Rights will separate from the Common Stock and become exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group acquires beneficial ownership of 15% or more of the Company’s Common Stock or (b) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. After the Distribution Date, each Right will entitle the holder to purchase for $40.00 a fraction of a share of the Company’s Preferred Stock with economic terms similar to that of one share of the Company’s Common Stock.

     ITEM 3. Defaults Upon Senior Securities — Not Applicable.

     ITEM 4. Submission of Matters to a Vote of Security Holders — Not Applicable.

     ITEM 5. Other Information

     John Dexheimer, a member of the Company’s Board of Directors and Dr. Milton Chang, a former member of the Company’s Board of Directors and a major shareholder of the Company, have adopted “plans” under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Company’s common stock. No shares were sold under these plans during the Company’s third quarter. The plans adopted by Mr. Dexheimer, and Dr. Chang provide for periodic stock sales subject to certain price levels, including a minimum price floor below which trades will not be executed. In the case of Mr. Dexheimer and Dr. Chang, the designated minimum price floors are significantly higher than the Company’s current stock price. Additional members of the Board of Directors and Executive Officers of the Company may adopt similar trading plans in the future.

     ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits

*10.1	Secured Full Recourse Promissory Note by and between the Company and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.

10.2	Loan and Security Agreement by and between the Company, and Kenneth E. Westrick and Kirsten V. Westrick dated July 12, 2001.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

b)	Reports on Form 8-K-

     Form 8-K filed on August 2, 2001 regarding Board of Directors approval of the adoption of a Preferred Stock Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE: November 12, 2001	BY:	/s/ William L. Potts, Jr.

William L. Potts, Jr. Chief Financial Officer

Exhibit Index

Exhibit	Description
*10.1	Secured Full Recourse Promissory Note by and between the Company and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.
10.2	Loan and Security Agreement by and between the Company, and Kenneth E. Westrick and Kirsten V. Westrick dated July 12, 2001.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.