Form 10-K
period 2001-12-30
NEW FOCUS INC
filed 2002-03-28
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 30, 2001

Commission File Number 0-29811

NEW FOCUS, INC.
(Exact Name of Registrant as Specified in its Charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 33-0404910

5215 Hellyer Avenue, San Jose, California 95138-1001
Telephone: (408) 284-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒.

On March 20, 2002, 76,137,437 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

NEW FOCUS, INC.

Item 1.     Business

In addition to historical information, this Annual Report on Form 10-K (Annual Report) contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

•	the anticipated market trends and uncertainties;

•	the effectiveness of our current business strategy;

•	our plans to reach profitability at quarterly revenues of $20 million;

•	our ability to grow revenues from sales of our existing product lines;

•	the revenues outlook for future periods, specifically the first quarter of 2002;

•	our plans to improve market share and increase our revenues through strategic acquisitions;

•	anticipated development and release of new products or potential reduction in our product offerings;

•	our plans to divest and sell our passive components product line;

•	our plans to divest and sell the land, building and equipment of our China operations;

•	the expected impact of restructuring plans;

•	the anticipated restructuring expenses we will incur in connection with the closing of certain of our facilities;

•	anticipated expenditures for research and development, sales and marketing and general and administrative expenses;

•	the effect of lower production volume on our gross margin performance;

•	the adequacy of the inventory-related charges recorded in 2001;

•	the maintenance of our competitive advantage; and

•	the adequacy of our capital resources to fund our operations.

These statements are only predictions and are subject to risks and uncertainties, including the following:

•
the difficulty of forecasting anticipated revenues due to weakness and uncertainties regarding overall demand within the telecommunications industry, inventory levels within the industry, sudden order reductions and cancellations by customers, lower backlog of customer orders, and potential pricing pressures that may arise from supply-demand conditions within the industry;

•	our ability to introduce and gain customer acceptance of new products on a timely basis;

•	our ability to divest the passives product line in a timely and efficient manner while fulfilling end-of-life obligations to our customers;

•	our ability to obtain adequate value from the sale of our passives product line;

•	our ability to obtain adequate value from the sale of our China manufacturing facility and equipment;

•	the difficulty of achieving anticipated cost reductions due to unforeseen expenses;

•	failure to execute on our acquisition and partnering strategies and our expansion into potential new markets may prevent achievement of profitability in a timely manner;

•	the inability to reduce expenses without jeopardizing product development schedules for products that will remain a focus of our business;

•	unforeseen development delays for new products that limit our ability to generate volume revenue;

•	the difficulty in anticipating the outcome of current litigation;

•	our ability to generate future revenues from new products commensurate with prior investments in research and development activities; and

•	the protection of our proprietary technology.

In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We develop and manufacture optical and radio-frequency (RF) components for next-generation communication networks and other photonics applications. We report revenues in two segments: telecom and photonics tools. Through March 31, 1999, substantially all of our revenues were generated from sales of photonics tools products. Our photonics tools products include instruments and tools used for measuring, moving, modulating and detecting optical signals in commercial and research applications across a wide variety of industries. Beginning in 1999, we began to derive an increasing amount of our revenues from sales of telecom products. Our telecom products include wavelength management products, high-speed opto-electronics and tunable laser modules, and are classified as actives or passives. An active component is a device that generates, encodes, amplifies or detects optical signals in optical and electronic domains. A passive component is a device that functions only in the optical domain, and is generally used to mix, filter, adjust and stabilize optical signals in advanced fiber optic networks. For the nine-month period ended December 31, 1999 and the fiscal years ended December 31, 2000 and December 30, 2001, sales of our telecom products accounted for 27.6%, 66.7% and 70.6% of overall net revenues, respectively.

Demand for our telecom products fell abruptly beginning in the latter half of the first quarter of 2001 due to the widespread business downturn in the telecommunications industry. Market conditions continued to worsen with each successive quarter of 2001. As a result of the telecommunications industry downturn, we experienced order cancellations and rescheduling of orders to later periods. Revenues from our telecom products declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter, $9.7 million in the third quarter and $4.4 million in the fourth quarter. At the same time, as a result of the broader economic downturn, demand for our photonics tools also declined, particularly impacting OEM sales to the semiconductor market. Revenues from our photonics tools products declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter, $6.1 million in the third quarter and $5.0 million in the fourth quarter. Revenues from our telecom products and photonics tool products comprised 46.3% and 53.7%, respectively, of our total net revenues in the fourth quarter of 2001. We expect that our total net revenues in the first quarter of 2002 will be within a range of $9-12 million. For more information about our net revenues and other financial results, see “Management’s Discussion and Analysis” beginning on page 28.

Recent Developments

In the fourth quarter of 2001, we announced that we were transferring more production to our offshore manufacturing facility in Shenzhen, China. However, in March 2002, we decided and announced that we will divest operations related to the manufacture and sale of passive components. As a part of this action, we will cease operations at our 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. We plan to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at our China manufacturing facility by the end of the second quarter of 2002.

This product line divestiture and plant closure will reduce our worldwide work force by approximately 350 people. We expect to record a restructuring charge of $25-40 million associated with the passives product line divestiture, the China plant closure, and the related work force reductions. The restructuring charge will be recorded in either the first or second quarter of 2002, or possibly spread over both quarters, in compliance with current accounting rules. We will continue to develop and market our actives products, such as tunable lasers, data drivers and clock amplifiers, as well as test and measurement products and photonics tools.

We previously announced the planned closure of our Camarillo, California manufacturing facility by the early part of the third quarter of 2002. The work force reduction associated with this action involves approximately 160 people. Combined with the additional work force reduction associated with the divestiture of our passives product line, our headcount will drop to 390 people in the fourth quarter of 2002, down from approximately 900 employees at end of the fourth quarter of 2001 and down from the peak employment level of approximately 2,100 people in February 2001. After closure of the Camarillo and China plants, the company will occupy 213,000 square feet of facilities, down from 573,000 square feet at the start of 2001.

Net revenues from the sale of our passives products were $24.9 million, or 26.9% of total net revenues, for the year ended December 30, 2001, $35.7 million, or 44.4% of total net revenues for the year ended December 31, 2000, and $2.6 million, or 14.6% of total net revenues, for the nine months ended December 31, 1999. Recently, quarterly net revenues from passives products declined from $17.1 million, or 50.3% of total net revenues, in the fourth quarter of fiscal 2000 to $1.5 million, or 16.0% of total net revenues in the fourth quarter of fiscal 2001. At December 30, 2001, our investment in our passives product line and our China manufacturing facility totaled $43.5 million, comprised of $23.3 million for land and building and $20.2 million for equipment.

Industry Background

Telecom Products

The volume of high-speed data traffic over communications networks has increased significantly over the past few years. According to RHK, a leading market research and consulting firm, North American Internet traffic will continue its growth, increasing 85-100% annually through 2005. This growth is primarily attributable to the increasing use of the Internet among consumer and business users, easier and cheaper access to the Internet, widespread use of e-commerce as a standard mode of business, and the large and growing number of personal computers in the home and the workplace. Initially, network service providers had difficulty in meeting this growing demand in bandwidth due to significant constraints of the existing communications infrastructure, which was originally designed to carry only voice traffic. To alleviate this bottleneck and in anticipation of a growth rate in high-speed data traffic that exceeded the now lowered outlook, network service providers accelerated their capital spending and deployed next-generation optical networks to address this anticipated demand for high-speed communications.

During 1999-2000, the fiber optic components market, including actives and passives, was one of the fastest growing portions of the telecommunications sector. The growing requirements of communications networks, and the expectations for continued growth, resulted in strong demand for increasingly sophisticated systems and components. However, overly optimistic expectations for growth in bandwidth requirements resulted in unsustainable capital expenditure levels and significant over-ordering by carriers and systems providers. In 2001, demand from carriers and systems providers fell abruptly as installed capacity outstripped demand for Internet traffic, resulting in a severe downturn. RHK estimates that the market for fiber optic components for terrestrial dense wavelength multiplexing, or DWDM, decreased from approximately $5 billion in 2000 to approximately $3 billion in 2001, and is not expected to return to approximately $5 billion until 2005.

Photonics Tools Products

We sell our photonics tools products to customers in the telecommunications, semiconductor, biotechnology and metrology industries. Our customers also include commercial, academic and government research institutions that engage in advanced research and development activities. During 1999-2000, growth in demand for photonics tools was fueled by an increased use of photonics tools in commercial markets, including use in OEM applications where we designed custom solutions for industrial environments. In 2001, however, in connection with the broader economic downturn, we experienced a decline in OEM sales of photonics tools to vertical markets, in particular the semiconductor market.

Company Strategy

Our stock price has recently traded at a discount to our cash value per share due to the significant expenses and resulting net losses associated with operating in the telecommunications market today. Due to expectations for a prolonged recovery for the telecommunications market, we intend to reduce our exposure to this market and to match telecom-related development expenses to customer needs. We will also take strategic actions that will move us toward profitability.

To reduce our exposure to the telecommunications market, we will divest our product line of passive optical components and close our China manufacturing operations. Revenues from our passives product line grew rapidly during 2000 as carriers used these components in the construction of new network capacity during this period. The current glut in long-haul network capacity, however, has dramatically lowered demand for passive components and idled passive product manufacturing capacity across the industry. The elimination of the losses associated with our passives product line and the underutilization of our China plant will contribute to our drive toward profitability.

Although we are exiting from the passives market, we plan to retain our actives product line of clock amplifiers, data drivers and tunable lasers that are integral to lighting fiber in currently installed systems. As bandwidth continues to grow, carriers will light new fiber in existing systems to carry this increased traffic, despite the glut in network capacity. This provides us with an opportunity for continued revenue from our actives product line. To help regulate our telecom-related development expenses and push market adoption of a new technology, we intend to seek strategic development partnerships that will provide funding and manufacturing capabilities for the development and launch of our second generation network tunable lasers.

We will increase investment in our core competencies, notably photonics tools and tunable lasers for test and measurement applications, which have historically operated profitably. In addition, we will pursue the application of our optics and opto-electronics expertise to markets other than telecommunications that could provide profit opportunities with a proper level of risk. We will continue to review our various lines of business and will adjust our business strategies and cost reduction plans to fit market realities.

While we believe we can grow revenue from existing product lines through internal actions, the rate of internal growth will not allow us to achieve our breakeven quarterly revenues level of $20 million in a timely manner, thus delaying our return to profitability. Therefore, we plan to pursue business combinations in our core business areas that will improve our market share position, increase our revenues and improve on our net loss position.

Products and Technology

We sell two primary categories of products: telecom products and photonics tools products. Our telecom products include wavelength management products, high-speed opto-electronics and tunable laser modules, and are classified as actives or passives. An active component is a device that generates, encodes, amplifies or detects optical signals in optical and electronic domains. A passive component is a device that functions only in the optical domain, and is generally used to mix, filter, adjust and stabilize optical signals in advanced fiber optic networks. Our photonics tools products include instruments and tools used for measuring, moving, modulating and detecting optical signals in commercial and research applications across a wide variety of industries.

Telecom

Actives

Our actives products include swept-wavelength lasers, test and measurement tunable lasers, network tunable laser modules, and high-speed opto-electronics. These and other actives products are in various stages of development and production. Our high performance swept-wavelength and test and measurement tunable lasers are used for testing and measuring fiber optic components and systems in manufacturing, development and research environments. These lasers provide rapid, precise, and wide tuning or wavelength scanning for efficient testing. We are developing network tunable laser modules to replace conventional fixed wavelength lasers in telecommunications networks. These network tunable laser modules are designed for high output power and wide wavelength range to provide a high degree of flexibility in next-generation networks. Our high-speed products include modulator data drivers and clock drivers operating at OC-192, or 10 gigabits per second, and OC-48, or 2.5 gigabits per second. These products are designed to increase the data rate in optical networks.

Our actives products are based on our technologies in tunable lasers and high-speed opto-electronics. Our tunable laser capabilities include advanced laser design, development and manufacturing, advanced laser packaging for high reliability, dynamic filter technology for wide tuning, advanced thin films for extremely low optical reflections, and integrated wavelength locking technology that results in minimal error in the laser wavelength from the desired channel. These capabilities have resulted in tunable laser products with high output power and wide wavelength coverage. Our high-speed opto-electronics capabilities include analog chip design, photodetector design and advanced manufacturing, packaging and assembly. These capabilities allow us to develop products that operate at data rates of OC-192 or OC-768, 40 gigabits per second.

Passives

Our passive components are used in fiber amplifiers, including erbium-doped fiber amplifiers (“EDFAs”) and Raman amplifiers, and wavelength management products for optical add-drop and multiplexing-demultiplexing, dispersion compensation, and other optical networking applications. Our C- and L-band optical circulators are used to route signals to the desired sections of a network, such as in EDFAs or wavelength management applications. Polarization beam combiners and splitters, pump-pump combiners and pump-signal combiners are used in Raman amplifiers and EDFAs for combining the optical power from pump lasers and optical signals. Our interleavers and band splitters are used to split or combine signals in wavelength management applications. Our integrated modules combine many passive components into a single package for various applications. Our passive components feature low loss, wide wavelength performance, compact size, high optical power handling, and cost-effective design. These features result in optical networks with longer reach lengths, increased channel counts, new services, and more cost-effective systems. Our passive components are all tested to industry standards for high reliability developed by Telcordia, a company that provides certain centralized research and standard coordination for Regional Bell Operating Companies.

Our passive components were developed utilizing our technical capabilities in advanced crystal design, optics design and modeling, high power handling design and test, passive athermalization, and advanced fiber optic packaging. Our advanced crystal design technology allows us to tailor crystal materials for novel optical components with high performance and wide wavelength operation, such as for our optical circulators and polarization beam combiners. Our optics design and modeling capabilities produce components with optimized performance and low loss. Our capabilities in high power handling design and test ensure our passive components operate under the highest optical power levels needed for new applications such as Raman amplifiers. Our passive athermalization technology is used to develop new passive components that require no electrical heating or cooling for temperature stabilization. Finally, our advanced fiber optic packaging platform is used in all of our passive components to ensure the highest reliability to Telcordia requirements.

In March 2002, we decided and announced that we will divest operations related to the manufacture and sale of passive components. As a part of this action, we will cease operations at our 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. We plan to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at our China manufacturing facility by the end of the second quarter of 2002.

Photonics Tools

New Focus was founded in 1990 with the goal of making “Simply Better Photonics Tools” for research and academic laboratories. Photonics tools are instruments and tools principally used for measuring, moving, modulating and detecting optical signals. In addition to research and academic laboratories, our photonics tools are now used in commercial and OEM applications, resulting in increased demand for our products.

We currently offer a wide range of photonics tools for advanced research, development and manufacturing. These products leverage our core competencies in optics for a number of applications including telecommunications, semiconductor and biotechnology research and product development. For example, our precision opto-mechanical components and picomotor products are used for semiconductor manufacturing, advanced manufacturing of fiber optic components and for research and development of high-speed network products. Our photodetectors, which are devices that convert optical signals to electrical signals faster than the products being measured, are needed to accurately characterize the optical performance of the tested device, and our high-speed photodetectors are being used to develop OC-768 products.

Our photonics tools line principally includes lasers and instruments, electro-optical components, precision opto-mechanical components and motion control devices. The tunable lasers in our photonics tools product line are used for many spectroscopic applications ranging from semiconductor inspection to biomedical diagnostics. Our electro-optical components include modulators, photodetectors and photoreceivers (photodetectors with built-in amplifiers) used for general-purpose light and fluorescence detection, light modulation, and component test and characterization. Our precision opto-mechanical components—optical mounts, fiber aligners, translation stages and actuators to name a few—provide superior stability, high resolution and precision adjustment capability for use in both manufacturing and laboratory environments. Supplementing the precision opto-mechanical component family is a motion control product line that includes motorized optical mounts, stages and picomotor drivers. When used with our precision opto-mechanical products, these tools provide high-resolution positioning and precise alignment.

Customers

We sell our telecom products to network equipment providers. We sell our photonics tools products to customers in the telecommunications, semiconductor, biotechnology and metrology industries. Our photonics tools customers also include commercial, academic and governmental research institutions that engage in advanced research and development activities. In recent years, use of these photonics tools in commercial and OEM applications has grown, especially in the semiconductor and telecommunications industries.

For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4%, and 11.3% of our net revenues, respectively. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4%, and 10.6% of our net revenues, respectively.

Sales, Marketing and Customer Support

We focus our sales and marketing efforts on a select set of key customers. We take a collaborative approach with our customers and establish relationships at all levels—engineering, procurement, and senior management. This approach allows us to rapidly respond to customer needs and to stay at the forefront of the technology required for next-generation networks.

We sell and market our telecom products primarily through our direct sales force. We sell and market our photonics tools primarily through a combination of direct sales, catalog sales and international sales representatives and resellers. We focus our direct sales efforts on optical network equipment manufacturers. Our direct sales account managers cover the market on an assigned account basis. We believe that support services are essential to the successful installation and ongoing support of our products. Our support services include customer service and technical support. Our customer service representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product related questions as well as application support relating to the use of our products in the customer’s applications. These engineers also help to define the features that are required for our products to be successful in specific applications.

Manufacturing

We manufacture the majority of our products. We do, however, outsource on a limited basis manufacturing of selected subcomponents, primarily for our commercial photonics products. We have manufacturing operations in San Jose, California, Camarillo, California and Shenzhen, China. These plants are currently operating at low utilization rates due to decreased demand for our products. In the first half of 2001, we closed our older Santa Clara, California facility and transferred passive product development activities to our newer, larger facility in San Jose. In China, we closed our smaller production facility in Shenzhen and consolidated activities into our larger Shenzhen factory. We plan to close our larger Shenzhen, China manufacturing facility and our Camarillo, California manufacturing plant in the second and third quarters of 2002, respectively. We will rely on our San Jose, California manufacturing facilities and outsource excess manufacturing requirements as needed.

We are committed to designing and manufacturing high quality products that have been thoroughly tested for reliability and performance. Our manufacturing processes utilize stringent quality controls, including incoming material inspection, in-process testing and final test. We perform extensive in-house thermal, shock and environmental testing, including testing to industry accepted standards developed by Telcordia. Our products are designed to be fully compliant with standards for quality and interoperability with existing installation and maintenance systems. As a result of our continuing commitment to manufacturing high quality products, our operation in San Jose, California is ISO certified.

Research and Development

We have assembled a team of engineers, technicians and operators with significant experience in highly specialized manufacturing industries such as optical networking, semiconductor capital equipment, optical storage, and communications. Our product development efforts focus on our telecom products, particularly high-speed opto-electronics and innovative fiber optic products, which will enable us to offer next-generation products in volume. Due to our emphasis on telecom products in recent years, we have not historically spent significant amounts on research and development efforts for photonics tools.

Our total research and development expenses, excluding funding received from research and development contracts, totaled $50.8 million for the fiscal year ended December 30, 2001, $27.2 million for the fiscal year ended December 31, 2000 and $8.4 million for the nine-month period ended December 31, 1999.

We have made, and will continue to make, a substantial investment in research and development. At the same time, however, we plan to reduce our research and development spending to a rate of $5-6 million per quarter by the end of 2002 in order to more closely align development expenses with recent changes in new product plans and with our revenue expectations for 2002. In addition, we plan to establish strategic development partnerships that will provide funding and help reduce telecom research and development expenses, particularly in regard to the development of network tunable lasers. We anticipate that research and development spending with respect to our photonics tools business will increase as we execute our business strategy; however, the level of research and development expenditure required for photonics tools is significantly lower than that required for telecom products.

Competition

Competition in the telecommunications market is intense. We face competition from a number of companies, including JDS Uniphase Corporation, Agere Systems, Inc. and the optical components divisions of Nortel Networks Corporation and Alcatel S.A. Some of our competitors, including JDS Uniphase Corporation, Alcatel S.A. and Nortel Networks Corporation, are also our customers. Alcatel S.A. and Nortel Networks Corporation are vertically integrated and provide both entire fiber optic systems and the components that comprise fiber optic systems. We compete with these companies with respect to the development, marketing and sale of fiber optic components. In some cases, we supply test equipment and photonics tools to competitors of our fiber optics components business.

In the photonics tools market, we face competition from a number of companies, including Coherent Inc., Melles Griot, Newport Corporation and Thorlabs, Inc.

Many of our competitors in the telecommunications market are public companies that have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, some of our competitors have large market capitalizations or cash reserves and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our potential competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels, broader product offerings and greater manufacturing capacity than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Some of our competitors may spin-out new companies in the optical component and module market, which may compete more aggressively than their former parent companies due to their greater dependence on our markets. Additional competitors may enter the market and we are likely to compete with new companies in the future. Our competitors in the photonics tools market consist of both public and private companies. Our industry is also consolidating, and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold market positions. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors.

The principal factors upon which we compete are: product features and performance; product reliability; responsive customer service and support; and price. We believe we compete favorably on each of these factors.

Intellectual Property

Our success and ability to compete depend substantially upon our technology. We pursue patent protection in the United States and abroad, and as of December 30, 2001 we have been granted 41 U.S. patents and 2 European patents. As of December 30, 2001, we have 61 U.S. utility filings, of which 5 have been allowed by the U.S. Patent and Trademark Office, 8 U.S. provisional filings and 20 overseas filings in various stages of prosecution, and we continue to file new patent applications in the United States and overseas. The expiration dates of our patents range from May 25, 2009 to August 2, 2019.

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

Substantial litigation regarding intellectual property rights exists in each of the market segments in which we participate. We expect that the telecommunications and photonics industries may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes. We are currently defending a claim brought against us by Photonetics, Inc. and Photonetics, S.A. alleging, among other things, that we have infringed some of their intellectual property rights. We cannot make any assurances that additional third parties in the future will not claim infringement by us with respect to our products and our associated technology. The Photonetics claim and other claims of this kind in the future, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, result in injunctions against us, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements of this kind, if required, may not be available on terms acceptable to us, if at all. A successful claim of product infringement against us and failure or inability by us to license the infringed or similar technology could harm our business.

Employees

At December 30, 2001, we had a total of 903 employees located in both the United States and China. Of the total, 588 were in manufacturing, 166 were in research and development, 49 were engaged in sales and marketing, and 100 were in administration. None of our employees are subject to a collective bargaining agreement.

Our planned closures of our Camarillo, California and Shenzhen, China manufacturing facilities in 2002 will result in workforce reductions of 160 and 350 employees, respectively. With these closures, our headcount will drop to 390 people in the fourth quarter of 2002, down from approximately 900 employees at the end of the fourth quarter of 2001 and down from the peak employment level of approximately 2,100 people in February 2001. After closure of the Camarillo and China plants, the company will occupy 213,000 square feet of facilities, down from 573,000 square feet at the start of 2001.

As of March 20, 2002, we employ approximately 875 employees.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Results

We have a history of losses and such net losses will likely continue if we are unable to restructure our operations through selective acquisitions and divestitures.

We incurred net losses of $495.4 million for the fiscal year ended December 30, 2001, $36.0 million for the fiscal year ended December 31, 2000, and $7.7 million for the nine months ended March 31, 1999. As of December 30, 2001, we had an accumulated deficit of $546.9 million. Due to the current economic climate and associated uncertainty within the telecommunications industry that have contributed to the sharp decline in demand for our products, we are currently unable to provide meaningful forecasts beyond the first quarter of 2002. We expect the difficult industry conditions to continue throughout 2002 and well into 2003. Consequently, our efforts to reduce our expense structure and minimize the use of our cash may not be successful. Furthermore, we need to achieve $20 million in quarterly revenues in order to return to profitability based on our announced restructuring plans. We will not achieve this level of revenues in 2002 without revenues provided by strategic acquisitions. We may be unable to complete such acquisitions for a variety of reasons. As a result of the foregoing, we may not be able to generate sufficient revenues and adequately contain costs and operating expenses necessary to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are experiencing decreased sales and increased difficulty in predicting future operating results.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse impact on our revenues. With our limited order backlog, we are unable to predict future sales accurately or provide meaningful long-term guidance for our future financial performance. We recorded charges of $36.6 million in our fiscal year ended December 30, 2001, primarily in the first quarter, for the write-down of excess inventory and related charges due to a sharp decline in order rates. We have in the past been, and may in the future be, unable to accurately forecast our revenues, and therefore our future operating expenses. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

•	uncertainty regarding the capital spending plans of the major telecommunications carriers, upon whom our customers and, ultimately we, depend for sales;

•	our plans to develop and sell products to diversified markets other than telecom, which might not succeed;

•	bankruptcy filings by existing customers and potential customers;

•	our customers efforts to decrease inventory levels, which, in turn, reduces our sales;

•	the long sales cycle for our products;

•	minimal backlog and lower near-term sales visibility;

•	declining average selling prices; and

•	general market and economic uncertainty.

Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

Accounting treatment of our acquisitions has impacted our operating results.

Our operating results are adversely impacted by purchase accounting treatment, primarily due to the impact of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from the two acquisitions we completed in 2001. Under generally accepted accounting principles in the United States through June 30, 2001, we accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the fair market value of our common shares issued in connection with acquisitions, the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired customer base and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill. We also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely affecting gross profit and the costs of integrating new businesses or curtailing overlapping operations. In addition, for fiscal 2001, we recorded an acquisition-related amortization expense of $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, the remaining balance of goodwill and other intangible assets was $12.3 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in net loss for the period in which the transaction takes place, which could have a material and adverse effect on our results of operations.

As a result of our planned divestiture of our passive components product line and the closing of our China manufacturing facility in 2002, we will have $43.5 million of idle or excess assets for which we may not be able to recover adequate value.

In March 2002, we announced that we are divesting operations related to the manufacture and sale of passive components to the telecommunications market, and closing our 243,000 square foot manufacturing facility in Shenzhen, China. We anticipate that this closure will occur by the end of the second quarter of 2002. At December 30, 2001, our investment in our passives product line and our China manufacturing facility totaled $43.5 million, comprised of $23.3 million for land and building and $20.2 million for equipment. We estimate that the restructuring charge for the related workforce reduction, write-down of capital assets, and facility closure costs will total approximately $25-40 million. The restructuring charge contains estimates for facilities and equipment salvage values. We may not be able to sell these assets for their estimated values or at all, and could be forced to liquidate the assets at a fraction of our original investment. If we fail to accurately estimate the facilities and equipment salvage values, we could incur additional restructuring charges, which would adversely impact our results of operations.

The long sales cycles for our telecom products may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price.

The length and variability of the sales and implementation cycles for our telecom products may cause our operating results to vary from quarter to quarter. We do not recognize revenue until a product has been delivered to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our telecom products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our telecom products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our telecom products be subjected to Telcordia qualification testing, which can take up to nine months or more. While our customers are evaluating our telecom products and before they place an order with us, we may incur substantial costs and expenses to customize our telecom products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our telecom products, or may return purchased products due to defects after the revenue for the sale has been recognized. Because of the difficulties of the telecommunications market in which we compete, our customers are slower to adopt new technologies that require expensive modification of currently installed systems or the possible installation of new systems, thus increasing the length of these sales and development cycles. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We depend on a few key customers and the loss of these customers or a significant reduction in sales to these customers could significantly reduce our revenues.

Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for a substantial portion of our net sales. In the fiscal year ended December 30, 2001, Agilent Technologies and Alcatel S.A accounted for 13.4% and 11.3% of our net revenues, respectively. In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies, and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of our net revenues, respectively. In the nine-month period ended December 31, 1999, none of our customers accounted for more than 10% of our net revenues. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. During 2001, our customers significantly reduced their order volumes, and we have a minimal amount of order backlog. If we lose of any of our key customers or if these customers continue to reduce order volumes, we may not be able to replace the loss of orders with orders from new customers, which would materially adversely affect our revenues.

We have incurred, and may in the future continue to incur, inventory-related charges, the amounts of which are difficult to predict accurately.

Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. As a result of the business downturn, we have incurred charges to align our inventory with actual customer requirements over the near term. Despite our limited ability to forecast customer demand, due to the long lead time required for some of the raw materials used to manufacture our products, we have to order certain raw materials months in advance of when we expect to need them. If we over-estimate demand, we will incur additional inventory write-downs. As discussed above, our ability to forecast our customers’ needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that the inventory-related charges recorded in 2001 are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

Risks Related to Our Business

Our current net revenues do not support the complexity of our business infrastructure. Our results of operations will continue to be adversely affected if we are unable to successfully restructure our operations.

Our two business segments are comprised of telecom and photonics tools. We have distinct product lines within these segments that require significant development resources, and we manufacture our products in multiple production facilities. The complexity of our multiple product lines necessitates a business infrastructure requiring substantially higher revenue levels than we are currently achieving. As a result of the slowdown in the economy and excess customer inventories, our order rates have declined, and we have a minimal amount of order backlog. We are currently reviewing the products we sell to customers, the locations in which we operate and the manner in which we go to market with our core product offerings. As a result, we have decided to exit the business of selling passives components to the telecommunications market. Ultimately, we may decide to eliminate additional product offerings through termination, sale or other disposition or to sustain certain products at a minimum level where customer commitments prevent us from eliminating the offering altogether. In June 2001, we initiated our restructuring plan, pursuant to which we consolidated our older Santa Clara, California facility and our smaller Shenzhen, China production facility into our larger, existing facilities in San Jose and Shenzhen, respectively. We plan to close our large offshore plant in Shenzhen and our Camarillo, California manufacturing facility in the second and third quarters of 2002, respectively. We will concentrate our manufacturing activities in San Jose, California and use offshore subcontract manufacturers as needed. At December 30, 2001, we had reduced our workforce from a peak of approximately 2,100 in February 2001 to approximately 900 at the end of December 2001. We plan to reduce the workforce by approximately 510 people by the end of 2002 as a result of these plant closures and our exit from the passives business. Any decision to further eliminate or limit our offering of a product could involve the expenditure of capital, the realization of losses, a reduction in workforce, additional facility consolidations and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

If the telecommunications market does not recover for an extended period of time, our ability to generate revenues from sales of our telecom products will be severely affected.

We derived over 70% and 46% of our revenues from our telecom products in fiscal year 2001 and the three-month period ending December 30, 2001, respectively. In 2001, the telecommunications market experienced, and continues to experience, a substantial market downturn. Even if we are successful with our strategy to diversify, we will still be dependent upon the telecommunications market, although to a lesser degree. Our success will still depend partly on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data, or bandwidth, transmitted over communications networks and the growth and upgrading of optical networks to meet the increased demand for bandwidth. If the bandwidth requirements do not expand and upgrading of optical networks does not continue, the telecommunications market will not grow as we anticipate and sales of our telecom products will remain stagnant and could decline further, adversely affecting our total net revenues. During 1999-2000, carriers and systems providers’ expectations for growth in bandwidth requirements were overly optimistic and resulted in significant over-ordering. This over-ordering has created significant excess inventories within the telecommunications industry. The excess inventory has reduced visibility for component and equipment suppliers as to the real demand for product within the industry. If we cannot accurately forecast the demand for our telecom products, our product development efforts may not be timed to our customers’ requirements and availability of our existing products may not be matched to our customers’ needs, either of which would adversely impact our results of operations.

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

Our future success depends in part on our ability to anticipate our customers’ needs and develop products that address those needs. We have reduced, and expect to further reduce, our research and development spending as part of our restructuring measures, which may harm our ability to develop new and enhanced products. Even if we develop new products, customers may not purchase the new or enhanced product because, among other things, the product may be too expensive, defective in design, manufacture or performance, uncompetitive, or may have been superceded by another product or technology. If we fail to effectively transfer production processes, or introduce and sell new products or enhanced products, our revenues will be adversely affected and our results of operations will be harmed.

We will face technical, operational and strategic challenges that may prevent us from successfully integrating businesses we have acquired or may acquire in the future.

Our growth strategy in the past has included, and continues to include, acquisitions of other companies, technologies or product lines to complement our internally developed products.

In the event of any future acquisitions, we could:

•	use cash resources that would reduce our financial reserves;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	further increase operational and administrative complexity of our business; or

•	incur expenses related to in-process research and development, amortization of goodwill and other intangible assets.

Any future acquisitions we may make also involve numerous other risks, including:

•	problems related to the integration and management of acquired technology, operations and personnel;

•	problems completing product development programs of the acquired company and consolidating research and development efforts;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We have recorded significant impairment charges with respect to our acquisitions of JCA and Globe Y (see Note 12 of the Notes to Consolidated Financial Statements). We cannot guarantee that in the long-term these acquisitions or any future acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

Competition may increase, which could reduce our sales and gross margins, or cause us to lose market share.

Competition in the telecommunications and photonics tools markets in which we compete is intense. We face competition from other large companies, including JDS Uniphase Corporation, Agere Systems, Inc., Nortel Networks Corporation and Alcatel S.A., many of which have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, the market capitalization and cash reserves of several of our competitors are much larger than ours, and, as a result, these competitors are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Some of our competitors may spin-out new companies in the optical component and module market, which may compete more aggressively than their former parent companies due to their greater dependence on our markets. Additional competitors may enter the market, and we are likely to compete with new companies in the future. Our competitors in the photonics tools market consist of both public and private companies. We face competition from other public companies, including Coherent, Inc. and Newport Corporation, some of which have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. Our industry is also consolidating, and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold market positions. We anticipate that consolidation will accelerate as a result of the current industry downturn. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. As a result of the foregoing factors, we expect that competitive pressures may result in further price reductions, reduced margins and loss of market share.

Our telecom products are deployed in large and complex systems and may contain defects that are not detected until after our products have been installed, and if our products fail to perform our business will be harmed.

Our business depends on our producing excellent products of consistently high quality. Some of our telecom products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. For various reasons including, among others, the occurrence of performance problems unforeseeable in testing, our products may fail to perform as expected. Furthermore, our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. Failures could result from faulty design or problems in manufacturing. In either case, we could incur significant costs to repair and/or replace defective products under warranty, particularly when such failures occur in installed systems. We have experienced some field failures with our telecommunications products in the past, which resulted in increased product returns, requiring increased warranty costs and adversely affecting our net revenues, and we remain exposed to similar failures in the future. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of existing customers and failure to attract new customers;

•	costly product redesigns or expenditure of additional capital equipment required to correct a defect;

•	damage to our brand reputation;

•	diversion of development and engineering resources; and

•	legal actions by our customers.

The occurrence of any one or more of the foregoing factors could cause our net revenues to decline.

We may in the future, and we have in the past, become involved in costly and time-consuming litigation that may substantially increase our costs and harm our business.

We may from time to time become involved in various lawsuits and legal proceedings. For example, the Company has been a defendant in various putative securities class actions filed in the United States District Court for the Northern District of California, which actions were recently dismissed by the court with leave to amend. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on the business, results of operations or financial condition of the Company. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part II—Other Information, Item 1—Legal Proceedings.”

We depend on key personnel to manage our business effectively. If we are unable to retain key personnel, or if our senior management and key personnel are unable to work together effectively, our business and operations may be harmed.

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our officers and key employees are not bound by employment agreements that require them to work for us for any specific term.

In October 2001, we announced the appointment of R. Clark Harris, the Chairman of our board of directors, as our new President and Chief Executive Officer following the resignation of Kenneth Westrick from his position as President and Chief Executive Officer. Our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely impaired.

We have reduced our work force from approximately 2,100 in the first quarter of 2001 to approximately 900 employees at the end of fiscal 2001. We have instituted restructuring plans that include further reductions in our worldwide workforce. Under these plans, we expect to further reduce our worldwide workforce by approximately 510 people by the end of 2002. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the fiscal year ended December 30, 2001, 35.7% of our net revenues were from international sales, for the fiscal year ended December 31, 2000, 30.7% of our net revenues were from international sales. We expect that sales to customers outside North America will continue to account for a significant portion of net sales. We continue to expand our operations outside of the United States and to enter additional international markets, both of which will require significant management attention and financial resources.

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may also materially and adversely affect our business.

Our international operations are subject to risks including the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	difficulties and costs of staffing and managing foreign operations;

•	sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences; and

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing facilities.

While we expect our international revenues and expenses to be denominated predominantly in U.S. dollars, a portion of our international revenues and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks.

Risks Related to Manufacturing Our Products

If we fail to balance our manufacturing capacity with the demand for our products, our business will be adversely affected.

We face a challenge in accurately balancing our manufacturing capacity with the demand for our products. Throughout 2000 we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. As a result of the lower order volumes by our customers in 2001, we have slowed the rate of production in our U.S. and China factories. We believe that the difficult conditions in the telecommunications industry will extend well into 2003, and this poor outlook has lead us to the decision to close manufacturing facilities.

Currently we operate manufacturing facilities in San Jose, California, Camarillo, California, and Shenzhen, China. In the first half of 2001, we closed our older Santa Clara facility and transferred passives components development activities to our newer, larger facility in San Jose. In China, we closed our smaller production facility in Shenzhen and consolidated activities into our larger Shenzhen factory. We intend to close our larger Shenzhen facility and our Camarillo, California facility in the second and third quarters of 2002, respectively. We will concentrate manufacturing activities in San Jose and outsource manufacturing requirements as needed. Our efforts to close underutilized manufacturing facilities may involve significant cash expenditures and cause potential disruption, which would adversely impact our results of operations.

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. We have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. Due to the planned closures of our Camarillo, California and Shenzhen, China facilities, we will be transferring certain production activities to offshore subcontractors, which will require precise coordination between our operations and those of the subcontractors. Without this coordination we may experience manufacturing delays and reduced manufacturing yields. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins. We may experience shipment delays in the future, which could adversely affect our operating results.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Additionally, most of our telecommunications products require Telcordia qualifications testing. Customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. Under our current restructuring plans we are consolidating our worldwide manufacturing operations. The manufacturing lines for these products at our consolidated facilities or at our subcontractors’ facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

Our failure to accurately forecast component and material requirements has caused us to incur additional costs, have excess inventories or have insufficient materials to build our products, all of which have harmed our results of operations. If we continue to be unable to accurately forecast component and material requirements, our results of operations will continue to be adversely impacted.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain market conditions in the telecommunications and photonics tools industries and the economy in general. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Order cancellations and lower order volumes by our customers have created excess inventories. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. In fiscal 2001, we recorded $36.6 million in excess inventory and related order cancellation fees, primarily related to telecom products, which negatively impacted our operating results. Most of these charges were incurred in the first quarter of fiscal 2001. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges.

We depend on single or limited source suppliers for some of the key components and materials in our products, which may make us susceptible to supply shortages or price fluctuations if demand for our products increases.

We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components or materials from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or materials or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

Risks Related to Our Intellectual Property

We may not be able to protect our proprietary technology, which would seriously harm our ability to compete effectively, and harm our ability to generate revenues.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also rely on confidentiality procedures and contractual provisions with our employees, consultants and corporate partners. The steps we take to protect our intellectual property may be inadequate, and are time consuming and expensive. We cannot assure you that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Other parties may independently develop similar or competing technology or design around any patents that may be issued to us. It may be necessary to litigate to enforce our patents, copyrights, and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation can be time consuming, distracting to management, expensive and difficult to predict. Our failure to protect or enforce our intellectual property could have an adverse effect on our business, financial condition, prospects and results of operations.

We are currently defending a claim that we have infringed the intellectual property rights of Photonetics, Inc. and Photonetics S.A., and if we are unsuccessful in defending this claim or future intellectual property claims, we may have to expend a substantial amount of resources to make our products non-infringing and may have to pay a substantial amount in damages.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seek enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics,

S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled to begin on August 4, 2003.

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

For more information about current legal proceedings, see “Part II—Other Information, Item 1—Legal Proceedings.”

Risks Related to Our Corporate Governance

Our ability to issue preferred stock could harm the rights of our common stockholders.

In July 2001, we adopted a stockholder rights agreement and declared a dividend distribution of one right per share of common stock for stockholders of record as of August 31, 2001. Each right entitles stockholders to purchase 1/1000 share of our Series A Participating Preferred Stock at an exercise price of $40. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.001 per right. For a limited period of time after the exercisability of the rights, each right, at the discretion of our board of directors, may be exchanged for either 1/1000 share of Series A Participating Preferred Stock or one share of common stock per right. The rights expire on August 31, 2011, if not earlier redeemed or exchanged.

Some provisions contained in the rights plan may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares which offers may be attractive to the stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices. The issuance of Series A Participating Preferred Stock or any preferred stock subsequently issued by our board of directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in our control, even if this would be beneficial to stockholders.

Provisions of our amended and restated certificate of incorporation, bylaws, stockholder rights agreement, Delaware law and other corporate governance documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	a stockholder rights agreement that grants existing stockholders additional rights in the event a single holder acquired greater than 15% of our shares;

•
a classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholder meetings.

In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

Item 2.     Properties

We currently operate the following facilities:

Location	Sq. Ft.	Type	Owned/Lease Termination
Shenzhen, China	243,000	Manufacturing	Owned
San Jose, CA	130,000	Headquarters/R&D/Manufacturing	August 2007
San Jose, CA	52,000	Manufacturing	March 2007
Camarillo, CA	42,000	Manufacturing	July 2002
Madison, WI	31,000	R&D	December 2007

Our manufacturing facilities are currently operating at low utilization rates due to decreased demand for our products. As a result, we have announced plans to close our Shenzhen, China and Camarillo, California manufacturing facilities in the second and third quarters of 2002, respectively. Additionally, we lease certain unoccupied facilities that we are seeking to sublease. These include a 55,000 square foot facility in Santa Clara, CA, a 145,000 square foot facility in Camarillo, CA, and a 20,000 square foot facility in Shenzhen, China. Further, we own approximately six acres of land in Shenzhen, China.

Item 3.     Legal Proceedings

On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 2001. The cases were consolidated, and a lead plaintiff was appointed. On February 15, 2002, the District Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. The order dismissing the action gave the plaintiffs a deadline of thirty days from February 15, 2002 in which to file an amended complaint. No amended complaint was filed by the deadline and the Company therefore believes that this lawsuit has been concluded.

On April 10, 2001, a shareholder derivative action purportedly on our behalf, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that our directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. We are named solely as a nominal defendant against whom the plaintiff seeks no recovery.

On June 26, 2001, another putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against us and seven of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. On June 28, 2001 a similar complaint, captioned Pond Equities v. New Focus, Inc. et al., Civil Action No. 01-CV-5925, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Lanter complaint: it names the same defendants, contains virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. Two subsequent lawsuits were filed containing substantially similar allegations. These four complaints have been consolidated. The complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between May 18, 2000 and June 11, 2001.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 200 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We and our named officers and directors believe that we have meritorious defenses to these lawsuits and will defend ourselves vigorously in the litigation. An unfavorable resolution of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action is captioned Globe Y. Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y. Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

On March 10, 2000, a former employee filed a lawsuit against us in Santa Clara Superior Court alleging three causes of action for wrongful termination in violation of public policy, breach of the covenant of good faith and fair dealing and fraud. The claims stem from the termination of his employment with the Company in February 2000. The former employee sought unspecified general and special damages, punitive damages, attorneys’ fees and costs in the form of cash and shares of our common stock. We filed a counter-claim in August 2000 alleging fraud, negligent misrepresentation, breach of contract and breach of the covenant of good faith and fair dealing. In June 2001, the parties agreed to settle the case. A confidential Settlement Agreement has been executed by both parties, and the lawsuit has been dismissed with prejudice. The settlement did not have a material impact on our results of operations.

In addition, we are subject to various claims that arise in the normal course of business.

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol “NUFO” since May 18, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
2000
Second Quarter (since May 18, 2000)	$100.00	$45.25
Third Quarter	$158.00	$73.73
Fourth Quarter	$89.56	$17.13
2001
First Quarter	$60.19	$12.51
Second Quarter	$21.69	$5.60
Third Quarter	$7.67	$2.21
Fourth Quarter	$5.16	$2.88
2002
First Quarter (through March 20, 2002)	$4.76	$2.36

On March 20, 2002 the reported last sale price of the common stock on the Nasdaq National Market was $2.83. As of February 28, 2002 there were in excess of 400 stockholders of record.

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

				Fiscal Year Ended March 31,
	Fiscal Year Ended December 30, 2001 (1)	Fiscal Year Ended December 31, 2000	Nine Months Ended December 31, 1999	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$92,639	$80,358	$18,101	$17,285	$15,482
Cost of net revenues	112,004	64,346	12,525	9,225	8,186

Gross profit (loss)	(19,365)	16,012	5,576	8,060	7,296
Operating Expenses:
Research and development, net	48,824	26,391	7,352	7,379	3,721
Sales and marketing	10,191	5,880	2,982	2,987	2,193
General and administrative	20,855	9,813	2,704	2,360	1,355
Amortization of goodwill and other intangibles	54,459	—	—	—	—
Impairment of goodwill	289,308	—	—	—	—
In-process research and development	13,400	—	—	—	—
Restructuring and other charges	17,770	—	—	—	—
Amortization of deferred compensation	58,132	23,747	132	—	—

Total operating expenses	512,939	65,831	13,170	12,726	7,269

Operating income (loss)	(532,304)	(49,819)	(7,594)	(4,666)	27
Interest and other income (expense), net	16,880	13,851	(81)	(303)	(303)

Loss before provision (benefit) for income taxes	(515,424)	(35,968)	(7,675)	(4,969)	(276)
Provision (benefit) for income taxes	(20,000)	6	2	2	10

Net loss	$(495,424)	$(35,974)	$(7,677)	$(4,971)	$(286)

Basic and diluted net loss per share	$(6.78)	$(0.92)	$(3.11)	$(2.18)	$(0.25)

Shares used to compute basic and diluted net loss per share	73,045	38,914	2,468	2,284	1,148

				March 31,
	December 30, 2001 (1)	December 31, 2000	December 31, 1999	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$294,655	$485,493	$28,067	$51	$196
Working capital	297,678	501,983	29,026	479	(1,166)
Total assets	429,724	600,944	44,852	8,240	8,197
Long-term debt, less current portion	7	111	368	588	79
Total stockholders’ equity (deficit)	408,110	567,110	35,013	(1,183)	(702)

(1)	Data for 2001 includes the results of operations for JCA and Globe Y subsequent to their acquisition dates of January 16, 2001 and February 15, 2001, respectively.

The following is a summary of our quarterly results for the fiscal years ended December 30, 2001 and December 31, 2000.

	Three Months Ended
	Dec. 30, 2001	Sept. 30, 2001	July 1, 2001	April 1, 2001	Dec. 31, 2000	Oct. 1, 2000	July 2, 2000	April 2, 2000
	(in thousands, except per share data)
Quarterly Statement of Operations Data:
Net revenues	$9,390	$15,838	$26,649	$40,762	$33,875	$22,250	$14,451	$9,782
Cost of net revenues	13,331	16,882	26,349	55,442	23,256	17,248	13,056	10,786

Gross profit (loss)	(3,941)	(1,044)	300	(14,680)	10,619	5,002	1,395	(1,004)
Operating Expenses:
Research and development, net	8,172	13,480	14,377	12,795	10,620	7,270	4,892	3,609
Sales and marketing	2,210	2,592	2,942	2,447	1,789	1,526	1,465	1,100
General and administrative	3,212	5,010	6,429	6,204	3,483	2,538	2,368	1,424
Amortization of goodwill and other intangibles	5,305	5,255	22,462	21,437	—	—	—	—
Impairment of goodwill	47,734	—	241,574	—	—	—	—	—
In-process research and development	—	—	—	13,400	—	—	—	—
Restructuring and other charges	11,985	2,162	3,623	—	—	—	—	—
Amortization of deferred compensation	4,985	11,766	16,057	25,324	4,812	5,879	7,508	5,548

Total operating expenses	83,603	40,265	307,464	81,607	20,704	17,213	16,233	11,681

Operating loss	(87,544)	(41,309)	(307,164)	(96,287)	(10,085)	(12,211)	(14,838)	(12,685)
Interest and other income, net	3,040	4,341	4,505	4,994	7,834	5,082	711	224

Loss before provision (benefit) for income taxes	(84,504)	(36,968)	(302,659)	(91,293)	(2,251)	(7,129)	(14,127)	(12,461)
Provision (benefit) for income taxes	(5,000)	(5,000)	(5,000)	(5,000)	4	2	—	—

Net loss	$(79,504)	$(31,968)	$(297,659)	$(86,293)	$(2,255)	$(7,131)	$(14,127)	$(12,461)

Basic and diluted net loss per share	$(1.07)	$(0.43)	$(4.07)	$(1.22)	$(0.04)	$(0.12)	$(0.45)	$(2.12)

Shares used to compute basic and diluted net loss per share	74,018	74,212	73,086	70,460	60,463	58,140	31,691	5,891

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Recent Developments and Outlook

We develop and manufacture optical and radio-frequency (RF) components for next-generation communication networks and other photonics applications. We report revenues in two segments: telecom and photonics tools. Through March 31, 1999, substantially all of our revenues were generated from sales of our photonics tools products. Our photonics tools products include instruments and tools used for measuring, moving, modulating and detecting optical signals in commercial and research applications across a wide variety of industries. Beginning in 1999, we began to derive an increasing amount of our revenues from sales of telecom products. Our telecom products include wavelength management products, high-speed opto-electronics and tunable laser modules, and are classified as actives or passives. An active component is a device that generates, encodes, amplifies or detects optical signals in optical and electronic domains. A passive component is a device that functions only in the optical domain, and is generally used to mix, filter, adjust and stabilize optical signals in advanced fiber optic networks. For the nine-month period ended December 31, 1999 and the fiscal years ended December 31, 2000 and December 30, 2001, sales of our telecom products accounted for 27.6%, 66.7% and 70.6% of overall net revenues, respectively.

Demand for our telecom products fell abruptly beginning in the latter half of the first quarter of 2001 due to the widespread business downturn in the telecommunications industry. Market conditions continued to worsen with each successive quarter of 2001. As a result of the telecommunications industry downturn, we experienced order cancellations and rescheduling of orders to later periods. Revenues from our telecom products declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter, $9.7 million in the third quarter and $4.4 million in the fourth quarter. At the same time, as a result of the broader economic downturn, demand for our photonics tools also declined, particularly impacting OEM sales to the semiconductor market. Revenues from our photonics tools products declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter, $6.1 million in the third quarter and $5.0 million in the fourth quarter. Revenues from our telecom products and photonics tool products comprised 46.3% and 53.7%, respectively, of our total net revenues in the fourth quarter of 2001. We expect that our total net revenues in the first quarter of 2002 will be within a range of $9-12 million.

In the fourth quarter of 2001, we announced that we were transferring more production to our offshore manufacturing facility in Shenzhen, China. However, in March 2002, we decided and announced that we will divest operations related to the manufacture and sale of passive components. As a part of this action, we will cease operations at our 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. We plan to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at our China manufacturing facility by the end of the second quarter of 2002.

This product line divestiture and plant closure will reduce our worldwide work force by approximately 350 people. We expect to record a restructuring charge of $25-40 million associated with the passives product line divestiture, the China plant closure, and the related work force reductions. The restructuring charge will be recorded in either the first or second quarter of 2002, or possibly spread over both quarters, in compliance with current accounting rules. We will continue to develop and market active components, such as tunable lasers, data drivers and clock amplifiers, as well as test and measurement products and photonics tools.

We previously announced the planned closure of our Camarillo, California manufacturing facility by the early part of the third quarter of 2002. The work force reduction associated with this action involves approximately 160 people. Combined with the additional work force reduction associated with the divestiture of our passives product line, our headcount will drop to 390 people in the fourth quarter of 2002, down from approximately 900 employees at end of the fourth quarter of 2001 and down from the peak employment level of approximately 2,100 people in February 2001. After closure of the Camarillo and China plants, the company will occupy 213,000 square feet of facilities, down from 573,000 square feet at the start of 2001.

Net revenues from the sale of our passive products were $24.9 million, or 26.9% of total net revenues, for the year ended December 30, 2001, $35.7 million, or 44.4% of total net revenues for the year ended December 31, 2000, and $2.6 million, or 14.6% of total net revenues, for the nine months ended December 31, 1999. Recently, quarterly net revenues from passive products declined from $17.1 million, or 50.3% of total net revenues, in the fourth quarter of fiscal 2000 to $1.5 million, or 16.0% of total net revenues in the fourth quarter of fiscal 2001. At December 30, 2001, our investment in our passives product line and our China manufacturing facility totaled $43.5 million, comprised of $23.3 million for land and building and $20.2 million for equipment.

We expect to lower the Company’s expense structure, defined as operating expense and manufacturing overhead, by an estimated $6 million per quarter as a result of the closure of the China facility and the elimination of development costs for passive products. The closure of the Camarillo facility and reductions in certain support activities should produce approximately $3 million in additional quarterly cost savings. When combined with the approximately $9 million in savings realized in the second half of 2001, these actions are expected to yield an $18 million reduction in the company’s quarterly expense structure between the second quarter of 2001 and the fourth quarter of 2002. At revenue levels comparable to the fourth quarter of 2001, our quarterly net loss will be cut by more than 50% upon realization of the projected savings. Additionally, the quarterly net revenues required to achieve profitability should drop to $20 million from the $25 million level previously announced due to the lower expense structure now forecasted for the fourth quarter of 2002.

We expect difficult conditions within the telecommunications market to continue for the balance of 2002 and well into 2003. Although our planned divestiture of our passives product line and the closing of our offshore manufacturing operations will accelerate the realization of cost savings, in light of the market conditions, it is unlikely that we will be able to generate $20 million in quarterly revenues from our current product lines. Consequently, we intend to seek strategic acquisition opportunities to grow our revenues and diversify our product portfolio.

In addition, we will continue to review our various lines of business and will adjust our cost reduction plans and business strategies to fit market realities.

Statement of Operations

We sell and market our telecom products primarily through our direct sales force. To date, most of our direct sales have been in North America, however, we also sell and market our telecom products internationally, principally in Europe. We sell and market our photonics tools products through a combination of direct sales, catalog sales and international sales representatives and resellers, primarily in the United States, Europe and Asia. For the year ended December 30, 2001, 35.7% of our net revenues were from international sales. Of our international sales, 69.2% were from telecom products and 30.8% were from photonics tools products.

Our cost of net revenues consists of raw materials, direct labor and manufacturing overhead, which includes, among other costs, production start-up, prototype costs and inventory write-down costs. In addition, we rely on contract manufacturers for some of our key components, which are included in our cost of net revenues. As a result of our planned closure of our Shenzhen, China facility and divestiture of our passives product line in 2002, we will be relying more on contract manufacturers for completion of our end products. In addition, with the reduction in costs resulting from our planned closures of our Camarillo and China facilities, we anticipate improved gross margins at comparable revenues levels.

Our product development efforts focus on our telecom products, particularly high-speed opto-electronics and innovative fiber optic products, which will enable us to offer next-generation products in volume. Due to our emphasis on telecom products in recent years, we have not historically spent significant amounts on research and development efforts for photonics tools. Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, materials costs and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. In addition, from time to time, we receive funding for research and development projects. For fiscal year 2001, fiscal year 2000 and the nine-month period ended December 31, 1999, we received $1.9 million, $774,000 and $1.0 million, respectively, for research and development activities, which was used to offset research and development costs.

We have made, and will continue to make, a substantial investment in research and development. At the same time, however, we plan to reduce our research and development spending to a rate of $5-6 million per quarter by the end of 2002 in order to more closely align development expenses with recent changes in new product plans and with our revenues expectations for 2002. In addition, we plan to establish strategic development partnerships that will help reduce telecom research and development expenses, particularly in regard to the development of network tunable lasers. We anticipate that research and development spending with respect to our photonics tools business will increase as we execute our business strategy; however, the level of research and development expenditure required for photonics tools is significantly lower than that required for telecom products.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We believe our future success depends upon establishing successful relationships with a variety of key customers, and that continued investment in sales and marketing is critical to maintaining presence at customers. At the same time, however, we anticipate reducing our expenses in order to more closely align sales and marketing expenses with our revenues expectations for 2002.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology and human resources personnel, corporate-related expenses associated with operating as a public company, professional fees and costs associated with maintaining our information systems.

In connection with the acquisitions of JCA and Globe Y, we recorded deferred compensation of approximately $58.4 million through December 30, 2001, representing the value of restricted stock issued subject to forfeiture. These amounts are being amortized using the graded vesting method over the two-year vesting period of the restricted stock.

Acquisitions

On January 16, 2001, we acquired JCA Technology, Inc., a designer, manufacturer and marketer of a full line of fiber optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We recorded $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,000 shares of restricted stock was contingent upon meeting certain fiscal 2001 operating objectives. These shares were forfeited in September 2001 when the objectives were not met. JCA operates as a wholly owned subsidiary of New Focus, and our financial statements for the year ended December 30, 2001 include the results of operations for JCA subsequent to January 16, 2001.

On February 15, 2001, we acquired Globe Y. Technology, Inc., a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we recorded approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Globe Y operates as a wholly owned subsidiary of New Focus, and our financial statements for the year ended December 30, 2001 include the results of operations for Globe Y subsequent to February 15, 2001.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Inventories.    Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories well in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. The inventory risk is compounded for telecom products, because many of our customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry in 2001. The excess inventory write-down and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our excess inventory write-down would be required.

Impairment of goodwill and other intangible assets.    At December 30, 2001, we had $12.3 million of other intangible assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2001, we wrote off $289.3 million of goodwill. At December 30, 2001, there was no remaining goodwill.

Restructuring.    We recorded a $17.8 million restructuring charge in 2001 related to a workforce reduction, facility closure and write-down of leasehold improvements and equipment. At December 30, 2001 we had a remaining accrual of $5.0 million. The restructuring accrual contains estimates for facilities lease losses and equipment salvage values, and may require an adjustment if actual results differ, which could materially affect our results of operations.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Product warranty.    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

Results of Operations

You should be aware that we changed our fiscal year end to December 31 in December 1999. Our previous fiscal years ended March 31. Beginning in 2000, we maintain a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31.

	Fiscal Year Ended December 30, 2001		Fiscal Year Ended December 31, 2000		Nine Months Ended December 31, 1999
Summary of Operations Data:
Net revenues	100.0%		100.0%		100.0%
Cost of net revenues	120.9		80.1		69.2

Gross profit (loss)	(20.9)		19.9		30.8
Operating Expenses:
Research and development, net	52.7		32.8		40.6
Sales and marketing	11.0		7.3		16.5
General and administrative	22.5		12.2		14.9
Amortization of goodwill and other intangibles	58.8		—		—
Impairment of goodwill	312.3		—		—
In-process research and development	14.5		—		—
Restructuring and other charges	19.2		—		—
Amortization of deferred compensation	62.8		29.6		0.7

Total operating expenses	553.7		81.9		72.7

Operating loss	(574.6)		(62.0)		(41.9)
Interest and other income (expense), net	18.2		17.2		(0.5)

Loss before provision for income taxes	(556.4)		(44.8)		(42.4)
Benefit for income taxes	(21.6)		—		—

Net loss	(534.8	) %	(44.8	) %	(42.4	) %

Fiscal Years Ended December 30, 2001 and December 31, 2000 and the Nine-Month Period Ended December 31, 1999

Net Revenues

Net revenues increased to $92.6 million for the year ended December 30, 2001 from $80.4 million for the year ended December 31, 2000 and $18.1 million for the nine months ended December 31, 1999 primarily as a result of increased sales of our telecom products and, for fiscal 2001, inclusion of sales of products manufactured by JCA and Globe Y made subsequent to our acquisitions of these companies in mid-January and mid-February, respectively. We began shipping our telecom products in March 1999. Sales of our telecom products were $65.4 million, or 70.6% of total net revenues, for fiscal year 2001, compared to $53.6 million, or 66.7% of total net revenues, for fiscal year 2000 and $5.0 million, or 27.6% of total net revenues, for the nine-month period ended December 31, 1999. Sales of our photonics tools products were $27.2 million, or 29.4% of total net revenues, for fiscal year 2001, compared to $26.8 million, or 33.3% of total net revenues, for fiscal year 2000 and $13.1 million, or 72.4% of total net revenues, for the nine-month period ended December 31, 1999.

For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4% and 11.3% of net revenues, respectively. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of net revenues, respectively. No customers accounted for more than 10% of net revenues for the nine-month period ended December 31, 1999.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred compensation expenses, decreased to a loss of 30.2% in fiscal 2001 from a profit of 14.7% in fiscal 2000 and a profit of 30.5% for the nine-month period ended December 31, 1999. Excluding amortization of deferred stock compensation of $8.6 million, $4.2 million and $62,000, respectively, gross profit (loss) percentage decreased to a loss of 20.9% for fiscal year 2001 from a profit of 19.9% for fiscal year 2000 and a profit of 30.8% for the nine-month period ended December 31, 1999. Cost of net revenues for fiscal 2001 includes $36.6 million for the write-down of excess inventories and related charges, reflecting lower customer demand for our products and a current lack of order flow resulting from the sudden and sharp decline in capital equipment expenditures by telecommunications carriers. There were no significant write-downs of inventories or related charges during fiscal 2000. The decrease in gross profit percentage from the nine-month period ended December 31, 1999 to fiscal 2000 was primarily a result of increased manufacturing overhead costs of approximately $15.6 million associated with the expansion of our telecom manufacturing operations domestically and internationally. In addition, increased U.S. manufacturing overhead costs included increases in payroll and related costs for additional manufacturing personnel of approximately $6.3 million and higher equipment and facility costs of approximately $2.0 million. Manufacturing overhead costs for our China operations, which began limited production in June 2000 and progressively ramped production throughout the third and fourth quarters of 2000, accounted for approximately $5.7 million of the increase in manufacturing overhead costs in the year ended December 31, 2000.

Research and Development Expenses

Research and development expenses, including amortization of deferred compensation expenses, increased to 95.3% of net revenues, or $88.3 million, in fiscal 2001 from 41.2% of net revenues, or $33.1 million, in fiscal 2000 and increased from 40.9% of net revenues, or $7.4 million, for the nine-month period ended December 31, 1999. Excluding amortization of deferred stock compensation of $39.5 million, $6.7 million and $54,000, respectively, research and development expenses were 52.7% of net revenues, or $48.8 million, in fiscal 2001, 32.8% of net revenues, or $26.4 million, in fiscal 2000, and 40.6% of net revenues, or $7.4 million, for the nine-month period ended December 31, 1999. These expenses were incurred primarily in connection with the continued development of existing telecom products and development of new telecom products. In addition, research and development expenses increased in fiscal 2001 due to our acquisition of JCA.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred compensation expenses, increased to 14.6% of net revenues, or $13.5 million, in fiscal 2001 from 9.3% of net revenues, or $7.5 million, in fiscal 2000 and from 16.5% of net revenues, or $3.0 million for the nine-month period ended December 31, 1999. Excluding amortization of deferred stock compensation of $3.3 million, $1.6 million and $10,000, respectively, sales and marketing expenses increased to 11.0% of net revenues, or $10.2 million in fiscal 2001 from 7.3% of net revenues, or $5.9 million in fiscal 2000 and from 16.5% of net revenues, or $3.0 million, for the nine-month period ended December 31, 1999. Sales and marketing expenses increased in absolute dollars in each of these periods as a result of hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred compensation expenses, increased to 29.8% of net revenues, or $27.6 million, in fiscal 2001 from 26.2% of net revenues, or $21.1 million, in fiscal 2000 and from 15.0% of net revenues, or $2.7 million, for the nine-month period ended December 31, 1999. Excluding amortization of deferred stock compensation of $6.7 million, $11.2 million and $6,000, respectively, general and administrative expenses increased to 22.5% of net revenues, or $20.9 million, in fiscal 2001 from 12.2% of net revenues, or $9.8 million, in fiscal 2000 and from 14.9% of net revenues, or $2.7 million, for the nine-month period ended December 31, 1999. The increase in absolute spending for general and administrative expenses between the comparable periods was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of domestic and international operations, and corporate-related expenses associated with operating as a public company. In addition, fiscal 2001 expenses include significant legal costs, and integration costs associated with our acquisitions of JCA and Globe Y.

Amortization of Goodwill and Other Intangibles and Impairment of Goodwill

Amortization of goodwill and other intangibles totaled $54.5 million in the year ended December 30, 2001, and arose in connection with our acquisitions of JCA and Globe Y in January and February 2001, respectively. Goodwill was being amortized over estimated useful lives of four years and other intangibles are being amortized over estimated useful lives of two to four years.

Due to the circumstances created by the significant downturn in the telecommunications market, we recorded impairment charges against the goodwill and other intangible assets associated with our acquisitions of JCA and Globe Y in 2001. The downturn has negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses. In accordance with our policy, undiscounted cash flows indicated that the assets were impaired. An independent appraiser verified our calculation of the impairment charges by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This resulted in write-downs of goodwill and other intangible assets totaling $289.3 million during 2001. At December 30, 2001, there was no remaining goodwill balance associated with the acquisitions of JCA and Globe Y, and net other intangible assets totaled $12.3 million.

In-process Research and Development

A $13.4 million in-process research and development charge related to our acquisition of JCA was recorded in the year ended December 30, 2001. In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use.

Restructuring and Other Charges

In 2001 we recorded restructuring charges totaling $17.8 million for actions taken to resize our operations as a result of a decline in demand for our products. These restructuring activities include closing and consolidating our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and the anticipated subleasing of a previously unoccupied facility in Camarillo, California. Restructuring activities also include the planned closing of our remaining manufacturing site in Camarillo, California in the third quarter of 2002 and the transfer of production from this operation to other facilities. Additionally, we reduced our workforce in our U.S. and China operations by approximately 1,200 employees from a peak of 2,100 in February 2001 to approximately 900 in December 2001 through a combination of reduction in force programs and attrition. The restructuring charges included $7.1 million for severance costs covering approximately 910 employees (including approximately 160 employees associated with the planned closing of the Camarillo facility in 2002), $8.1 million for the write-down of the net book value of impaired leasehold improvements and equipment, and $2.6 million for facility closure costs. Non-cash items included in the restructuring charges totaled $9.5 million. As of December 30, 2001, $5.0 million in accrued restructuring costs, consisting of $1.9 million for facility closure costs and $3.1 million for severance costs, remained in current liabilities. Recent decisions to divest our passives product line and close our larger Shenzhen, China facility will result in additional restructuring charges in 2002 estimated to be $25-40 million. We plan to reduce our worldwide workforce by approximately 510 people to a total of approximately 390 employees by the end of 2002. We will continue to review our various lines of business and will adjust our cost reduction plans and business strategies to fit market realities.

Interest and Other Income (Expense), Net

Interest and other income (expense) netted to an income of $16.9 million in fiscal 2001, an income of $13.9 million in fiscal 2000 and an expense of $81,000 for the nine-month period ended December 31, 1999. Interest income was the largest component of these amounts in fiscal 2001 and 2000, totaling $17.2 million and $14.0 million, respectively. The increase in interest income in 2001 and 2000 was primarily due to interest earned on the $542.4 million in proceeds from the combination of our May 2000 initial public offering and August 2000 follow-on public offering, net of cash consumed. Interest income was the largest component of the amounts for the nine-month period ended December 31, 1999, totaling $208,000. The interest expense for this period consisted of interest on debt and capital lease obligations.

Income Taxes

The benefit for income taxes of approximately $20 million for the year ended December 30, 2001 relates to the deferred tax benefit associated with the amortization of the other identifiable intangible assets and deferred compensation resulting from the acquisitions of JCA and Globe Y. This benefit has been offset by minimal amounts of alternative minimum taxes and withholding taxes. The provision for income taxes of approximately $6,000 for the year ended December 31, 2000 and $2,000 for the nine-month period ended December 31, 1999 consists of current state minimum taxes and withholding taxes.

As of December 30, 2001, we had approximately $107 million of federal and $20 million of state net operating loss carryforwards for tax purposes and $4 million and $6 million of federal and state research and development tax credit carryforwards available to offset future taxable income. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2021, if not utilized. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception. Recognition of deferred tax assets is appropriate when realization of the assets is more likely than not. Based upon the weight of available evidence, which included our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased to $294.7 million at December 30, 2001 from $485.5 million at December 31, 2000. The decrease in our cash, cash equivalents and short-term investments in the year ended December 30, 2001 was primarily due to $81.7 million spent on the acquisitions of JCA and Globe Y and $52.5 million spent for the purchase of property, plant and equipment, and operating cash outflow of $57.1 million. The increase in our cash, cash equivalents and short-term investments in the year ended December 31, 2000 was primarily due to cash generated by financing activities, including the receipt of $542.4 million from our initial and follow-on public offerings, partially offset by $23.3 million of cash used in operations and $51.8 million of cash used to purchase property and equipment. Net working capital decreased by $204.3 million for fiscal 2001.

Cash used in operating activities was $57.1 million in fiscal 2001, $23.3 million in fiscal 2000 and $5.7 million in the nine-month period ended December 31, 1999. Cash used in operating activities for the year ended December 30, 2001 was primarily attributable to our net loss (excluding non-cash charges) of $73.3 million and decreases in accounts payable of $21.3 million, partially offset by decreases in accounts receivable and inventories of $37.4 million. Cash used in operating activities for the year ended December 31, 2000 was primarily due to increases in inventories of $24.2 million, increases in accounts receivable, prepaid expenses and other current assets of $15.2 million, and our net loss (excluding non-cash charges) of $7.7 million, partially offset by increases in accounts payable and accrued expenses totaling $23.8 million. Cash used in operating activities in the nine-month period ended December 31, 1999, was primarily due to our net loss (excluding non-cash charges) of $6.8 million, increases in inventories of $2.6 million and accounts receivable of $1.0 million, partially offset by increases in accounts payable and accrued expenses of $4.7 million.

Cash used in investing activities, excluding net purchases of available-for-sale investments, was $137.2 million in the year ended December 30, 2001, $62.9 million in the year ended December 31, 2000 and $5.7 million in the nine-month period ended December 31, 1999. In fiscal 2001, we used $81.7 million to acquire JCA and Globe Y and $52.5 million to acquire property, plant and equipment. In fiscal 2000 and the nine-month period ended December 31, 1999, cash used in investing activities was primarily to acquire property, plant and equipment.

Cash generated by financing activities was $2.1 million in fiscal 2001, $543.5 million in fiscal 2000 and $39.5 million in the nine-month period ended December 31, 1999. Cash generated by financing activities in the year ended December 30, 2001 was primarily due to proceeds from sales of stock under stock option and employee stock purchase plans. Cash generated by financing activities in the year ended December 31, 2000 was primarily due to proceeds of $542.4 million from our initial and follow-on public offerings of common stock. Cash generated by financing activities in the nine-month period ended December 31, 1999, was primarily due to proceeds of $43.7 million from the sales of convertible preferred stock and $1.2 million under our bank lending facilities, partially offset by $5.5 million of repayments of our bank lending facilities, an equipment loan and promissory notes.

We substantially reduced our quarterly capital expenditures from approximately $27.4 million in the first quarter of 2001 to approximately $800,000 in the fourth quarter of 2001. We expect that our capital expenditures will continue to be minimal throughout 2002. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

We have no material contractual obligations or commercial commitments other than future minimum payments under our facilities operating leases, which total $41.8 million through 2011.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). We are required to apply both standards at the beginning of fiscal 2002. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. In addition, FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination initiated after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Management does not expect the adoption of either FAS 141 or FAS 142 to have a material impact on our results of operations, financial position, or cash flows, because at December 30, 2001, goodwill had been written off through impairment charges.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. Management does not expect the adoption of FAS 144 to have a material impact on our results of operations, financial position, or cash flows.

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We currently do not utilize derivative financial instruments to hedge such risks.

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

At December 30, 2001, our cash and cash equivalents totaled $78.7 million, with a weighted average interest rate of 2.19%. Our short-term investments totaled $216.0 million, with a weighted average interest rate of 4.29%.

Exchange Rate Sensitivity

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily the Chinese yuan renminbi (“CNY”). Since late 1997, the CNY has been trading at a conversion rate of approximately 8.28 CNY to the U.S. dollar. Based on fiscal 2001 expenses that were denominated in CNY, an adverse change in exchange rates (defined as 20% in the CNY to the U.S. dollar rate) would result in a decline in income before taxes of approximately $2.8 million.

Item 8.     Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.     Directors and Executive Officers of the Registrant

The information required by this Item, which will be set forth under the captions “Proposal No. 1 Election of Directors,” “Executive Officers” and “Section 16 (a) Beneficial Ownership Compliance” in New Focus’ Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11.     Executive Compensation

The information required by this Item, which will be set forth under the captions, “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in New Focus’ Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item, which will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in New Focus’ Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item, which will be set forth under the caption “Certain Relationships and Related Transactions” in New Focus’ Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    The following documents are filed as part of this Form:

1.  Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 30, 2001 and December 31, 2000

Consolidated	Statements of Operations for the years ended December 30, 2001 and December 31, 2000, and the nine months ended December 31, 1999.

Consolidated	Statements of Stockholders’ Equity for the years ended December 30, 2001 and December 31, 2000, and the nine months ended December 31, 1999.

Consolidated	Statements of Cash Flows for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999.

Notes to Consolidated Financial Statements

2.  Consolidated Financial Statement Schedules.

The following financial statement schedule of New Focus, Inc. for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of New Focus, Inc.

Schedule II — Valuation and Qualifying Accounts

3.  Exhibits.

The exhibits listed in the Index to Exhibits Filed Together with this Annual Report are filed as a part of this Report on Form 10-K.

(b)    Reports on Form 8-K:

The Company filed one report on Form 8-K during the quarter ended December 30, 2001. Information regarding the items reported on is as follows:

October 16, 2001 Press release announcing a change in New Focus’ management.

NEW FOCUS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
New Focus, Inc.

We have audited the accompanying consolidated balance sheets of New Focus, Inc. as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity (net capital deficiency), and cash flows for the years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Focus, Inc. at December 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

San Jose, California
February 1, 2002, except for Note 16,
as to which the date is March 15, 2002

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$78,664	$363,375
Short-term investments	215,991	122,118
Trade accounts receivable, less allowances of $1,848 in 2001 and $1,390 in 2000	5,025	13,835
Inventories:
Raw materials	4,328	15,218
Work in progress	1,653	10,226
Finished goods	3,259	4,941

Total inventories	9,240	30,385
Prepaid expenses and other current assets	8,857	4,805

Total current assets	317,777	534,518
Property, plant and equipment:
Land and building	24,605	13,214
Manufacturing and development equipment	49,880	26,304
Computer software and equipment	7,810	5,205
Office equipment	4,279	1,782
Leasehold improvements	15,772	3,857
Construction in progress	3,053	11,033

	105,399	61,395
Less allowances for depreciation and amortization	(17,333)	(6,651)

Net property, plant and equipment	88,066	54,744
Goodwill and other intangible assets, net of accumulated amortization and impairment of $344,147 in 2001 and $200 in 2000	12,294	577
Other assets	11,587	11,105

Total assets	$429,724	$600,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,438	$21,556
Accrued compensation and related benefits	5,710	5,111
Other accrued expenses	5,111	5,244
Restructuring accrual	4,956	—
Deferred revenue and research and development funding	1,775	343
Current portion of long-term debt	109	281

Total current liabilities	20,099	32,535
Long-term debt, less current portion	7	111
Deferred rent	1,508	1,188
Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—75,980,323 in 2001 and 64,370,100 in 2000	76	64
Additional paid-in capital	977,541	652,184
Notes receivable from stockholders	(5,815)	(7,281)
Deferred compensation	(18,220)	(26,453)
Accumulated other comprehensive income	1,436	80
Accumulated deficit	(546,908)	(51,484)

Total stockholders’ equity	408,110	567,110

Total liabilities and stockholders’ equity	$429,724	$600,944

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Net revenues	$92,639	$80,358	$18,101
Cost of net revenues (1)	112,004	64,346	12,525

Gross profit (loss)	(19,365)	16,012	5,576
Operating Expenses:
Research and development (2)	50,762	27,165	8,386
Less funding received from research and development contracts	(1,938)	(774)	(1,034)

Net research and development	48,824	26,391	7,352
Sales and marketing (3)	10,191	5,880	2,982
General and administrative (4)	20,855	9,813	2,704
Amortization of goodwill and other intangibles	54,459	—	—
Impairment of goodwill	289,308	—	—
In-process research and development	13,400	—	—
Restructuring and other charges	17,770	—	—
Amortization of deferred compensation	58,132	23,747	132

Total operating expenses	512,939	65,831	13,170

Operating loss	(532,304)	(49,819)	(7,594)
Interest income	17,176	13,952	208
Interest expense	(40)	(193)	(176)
Other income (expense), net	(256)	92	(113)

Loss before provision for income taxes	(515,424)	(35,968)	(7,675)
Provision (benefit) for income taxes	(20,000)	6	2

Net loss	$(495,424)	$(35,974)	$(7,677)

Basic and diluted net loss per share	$(6.78)	$(0.92)	$(3.11)

Shares used to compute basic and diluted net loss per share	73,045	38,914	2,468

(1)	Excluding $8,580, $4,206 and $62 in amortization of deferred stock compensation for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999, respectively.
(2)	Excluding $39,500, $6,713 and $54 in amortization of deferred stock compensation for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999, respectively.
(3)	Excluding $3,325, $1,580 and $10 in amortization of deferred stock compensation for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999, respectively.
(4)	Excluding $6,727, $11,248 and $6 in amortization of deferred stock compensation for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount				Income
Balance at March 31, 1999	20,737,000	$21	2,410,380	$2	$6,627	$—	$—	$—	$(7,833)	$(1,183)
Issuance of Series E preferred stock, net of issuance cost of $489	10,857,616	11	—	—	12,526	—	—	—	—	12,537
Issuance of Series F preferred stock, net of issuance cost of $28	1,113,800	1	—	—	1,307	—	—	—	—	1,308
Issuance of series G preferred stock, net of issuance cost of $160	9,230,728	9	—	—	29,832	—	—	—	—	29,841
Issuance of common stock from exercise of options	—	—	168,444	—	55	—	—	—	—	55
Deferred compensation	—	—	—	—	821	—	(821)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	132	—	—	132
Net loss	—	—	—	—	—	—	—	—	(7,677)	(7,677)

Balance at December 31, 1999	41,939,144	42	2,578,824	2	51,168	—	(689)	—	(15,510)	35,013
Issuance of common stock from exercise of options and warrants	—	—	10,439,992	10	8,787	(7,690)	—	—	—	1,107
Issuance of stock in connection with business acquisition	—	—	116,000	—	1,508	—	(1,300)	—	—	208
Issuance of warrants for facility lease	—	—	—	—	279	—	—	—	—	279
Repurchase of common stock	—	—	(500,000)	—	(312)	312	—	—	—	—
Issuance of preferred stock from exercise of warrants	121,140	—	—	—	145	—	—	—	—	145
Conversion of preferred stock into common stock	(42,060,284)	(42)	42,060,284	42	—	—	—	—	—	—
Issuance of common stock	—	—	9,675,000	10	542,398	—	—	—	—	542,408
Deferred compensation	—	—	—	—	48,211	—	(48,211)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	23,747	—	—	23,747
Payments on notes receivable	—	—	—	—	—	97	—	—	—	97
Net loss	—	—	—	—	—	—	—	—	(35,974)	(35,974)
Unrealized gain on marketable equity securities	—	—	—	—	—	—	—	80	—	80
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(35,894)

Balance at December 31, 2000	—	—	64,370,100	64	652,184	(7,281)	(26,453)	80	(51,484)	567,110
Issuance of stock in connection with JCA business acquisition	—	—	10,033,556	10	281,651	—	(56,031)	—	—	225,630
Issuance of stock in connection with Globe Y business acquisition	—	—	1,055,264	1	46,761	—	(2,338)	—	—	44,424
Issuance of common stock from exercise of options	—	—	583,149	1	757	—	—	—	—	758
Payments of notes receivable	—	—	—	—	—	658	—	—	—	658
Repurchase of common stock	—	—	(525,667)	(1)	(807)	808	—	—	—	—
Issuance of stock in connection with employee stock purchase plan	—	—	463,921	1	3,929	—	—	—	—	3,930
Deferred compensation adjustment on terminated employees	—	—	—	—	(8,470)	—	8,470	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	58,132	—	—	58,132
Other compensation charges	—	—	—	—	1,536	—	—	—	—	1,536
Net loss	—	—	—	—	—	—	—	—	(495,424)	(495,424)
Unrealized gain on marketable equity securities	—	—	—	—	—	—	—	1,356	—	1,356
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(494,068)

Balance at December 30, 2001	—	$—	75,980,323	$76	$977,541	$(5,815)	$(18,220)	$1,436	$(546,908)	$408,110

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Operating activities
Net loss	$(495,424)	$(35,974)	$(7,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,393	3,918	756
Amortization of goodwill and other intangibles	54,639	144	27
Impairment of goodwill	289,308	—	—
Acquired in-process research and development	13,400	—	—
Restructuring and other charges	9,494	—	—
Amortization of deferred compensation	58,132	23,747	132
Deferred rent	320	441	(43)
Loss on disposal of assets	91	—	—
Loss on investment	3,300	—	—
Benefit for income taxes	(20,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	13,270	(10,733)	(967)
Inventories	24,092	(24,168)	(2,563)
Prepaid expenses and other current assets	(3,924)	(4,441)	(102)
Accounts payable	(21,277)	15,898	3,870
Accrued expenses	2,658	7,815	856
Deferred research and development funding	1,432	93	—

Net cash used in operating activities	(57,096)	(23,260)	(5,711)

Investing activities
Purchase of available-for-sale investments	(300,738)	(122,038)	—
Proceeds from sales and maturities of investments	208,221	—	—
Acquisition of businesses and related expenses, net of cash acquired	(81,693)	—	—
Acquisition of property, plant and equipment	(52,501)	(51,767)	(5,771)
Proceeds from sale of property, plant and equipment	729	—	—
Increase in investments and other assets	(3,769)	(11,132)	24

Net cash used in investing activities	(229,751)	(184,937)	(5,747)

Financing activities
Proceeds from issuance of preferred stock	—	—	43,686
Payments on notes payable and bank loan	—	—	(5,317)
Proceeds from bank loans	—	—	1,245
Payments on equipment loan	(276)	(252)	(195)
Proceeds from issuance of common stock, net of repurchase	1,754	543,660	55
Proceeds from payment of notes receivable with shareholders	658	97	—

Net cash provided by financing activities	2,136	543,505	39,474

Increase (decrease) in cash and cash equivalents	(284,711)	335,308	28,016
Cash and cash equivalents at beginning of period	363,375	28,067	51

Cash and cash equivalents at end of period	$78,664	$363,375	$28,067

Supplemental disclosures of cash flow information
Cash paid for interest	$37	$194	$188
Supplemental disclosure of noncash financing and investing activities
Warrant issued to long-term creditor/lessor	$—	$279	$—
Stock issued in business acquisitions	$328,423	$208	$—

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

New Focus, Inc. (the Company) was incorporated in California on April 17, 1990 and reincorporated in Delaware on May 8, 2000. The Company develops and manufactures optical and radio-frequency (RF) components for next-generation communication networks and other photonics applications. The Company’s product portfolio includes tunable lasers for both test and measurement and network applications, high speed opto-electronic devices, and advanced photonics tools. The Company reports revenues in two segments: telecom and photonics tools.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowances for doubtful accounts and warranty-related product returns; inventory write-downs and warranty accrual; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; facilities lease losses and other charges; and accrued liabilities and other reserves. Actual results could differ from these estimates.

Cash Equivalents and Short-term Investments

The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents, and all investment securities with original maturities of more than three months but less than one year to be short-term investments. The Company’s short-term investments consist of debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds, asset-backed securities and floating rate securities. All cash equivalents and short-term investments are classified as available-for-sale. Unrealized holding gains and losses are included in Accumulated Other Comprehensive Income in the accompanying balance sheets. Realized gains and losses are included in interest income in the statement of operations, and the cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). The Company plans production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. The Company must order components and build inventories well in advance of product shipments. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products. The inventory risk is compounded for telecom products, because many of the Company’s customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, the Company incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry in 2001. The excess inventory write-down and related order cancellation fees were calculated in accordance with the Company’s policy, which is based on inventory levels in excess of estimated six-month demand for each specific product. Management believes that they have adequately provided for any losses that may result.There were no significant write-downs of inventories or related charges during the year ended December 31, 2000.

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

Goodwill and Other Intangible Assets

Intangible assets represent purchased intangible assets and the excess acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired (goodwill). Purchased intangible assets include developed technology, trademarks and trade names, assembled workforces and customer bases. Intangible assets are being amortized using the straight-line method over estimated useful lives of two to four years.

Goodwill, other intangible assets and other long-lived assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill, other intangible assets and other long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Other Assets

Other assets consist primarily of deposits, notes receivable from a former officer (see Note 14) and the fair value of warrants issued in connection with a facility lease. The fair value of the warrants is amortized over the seven year lease term.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising costs for the fiscal year ended December 30, 2001, December 31, 2000 and the nine-month period ended December 31, 1999 were approximately $838,000, $611,000 and $257,000, respectively.

Revenue Recognition

The Company recognizes revenue at the time of delivery, with provisions established for estimated product returns and allowances. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development

Company-sponsored research and development costs as well as costs related to research and development contracts are currently expensed. Total expenditures for research and development in the fiscal years ended December 30, 2001 and December 31, 2000, and the nine-month period ended December 31, 1999 were $50,762,000, $27,165,000 and $8,386,000, respectively. Funding earned under the contractual terms of the research and development contracts is netted against research and development costs, which were $1,938,000, $774,000 and $1,034,000 for the fiscal years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999, respectively. The funding relates to various arrangements whereby the Company is reimbursed for substantially all of its costs incurred under the related project.

Stock-Based Compensation

The Company accounts for stock-based awards to employees under the intrinsic value method and has adopted the disclosure-only alternative for the effect of the fair value of such awards.

Comprehensive Income (loss)

For the years ended December 30, 2001 and December 31, 2000, the Company’s comprehensive loss is comprised of net loss and unrealized holding gains (losses) on marketable equity securities and short-term investments. For the nine months ended December 31, 1999, the Company’s comprehensive loss and net loss are the same.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). The Company is required to apply both standards at the beginning of fiscal 2002. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. In addition, FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination initiated after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Management does not expect the adoption of either FAS 141 or FAS 142 to have a material impact on the Company’s results of operations, financial position, or cash flows, because at December 30, 2001, goodwill had been written off through impairment charges.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which is effective for fiscal periods beginning after December 15, 2001 and supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. Management does not expect the adoption of FAS 144 to have a material impact on the Company’s results of operations, financial position, or cash flows.

2.    Concentration of Revenues and Credit and Other Risks

The Company sells its telecom products to network equipment providers. Its photonics tools products are sold to customers in the telecommunications, semiconductors, biotechnology and metrology industries, as well as

NEW FOCUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial, academic and governmental research institutions that engage in advanced research and development activities. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, and such losses have been within management’s expectations.

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

For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4% and 11.3% of net revenues, respectively. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of net revenues, respectively. No customers accounted for more than 10% of net revenues for the nine-month period ended December 31, 1999.

3.    Fair Value of Financial Instruments

The cost and estimated fair value of the Company’s cash equivalents and short-term investments at December 30, 2001 and December 31, 2000 were as follows (in thousands):

December 30, 2001	Cost	Unrealized Gains	Unrealized Losses	Market Value
Money market fund	$78,664	$—	$—	$78,664
Municipal Bonds	1,030	3	—	1,033
Corporate bonds and notes	41,377	679	(36)	42,020
Euro dollar bonds	5,666	57	—	5,723
Federal agency securities	151,482	961	(228)	152,215
Floating rate securities	15,000	—	—	15,000

	$293,219	$1,700	$(264)	$294,655

Reported as:
Cash and cash equivalents	$78,664	$—	$—	$78,664
Short-term investments	214,555	1,700	(264)	215,991

	$293,219	$1,700	$(264)	$294,655

December 31, 2000	Cost	Unrealized Gains	Unrealized Losses	Market Value

Money market fund	$251,169	$—	$—	$251,169
Commercial paper	45,914	5	(21)	45,898
Corporate bonds and notes	61,316	136	(88)	61,364
Euro dollar bonds	29,611	36	(3)	29,644
Asset-backed securities	23,403	18	(3)	23,418
Floating rate securities	74,000	—	—	74,000

	$485,413	$195	$(115)	$485,493

Reported as:
Cash and cash equivalents	$363,396	$4	$(25)	$363,375
Short-term investments	122,017	191	(90)	122,118

	$485,413	$195	$(115)	$485,493

NEW FOCUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net losses realized on the sales of short-term investments during the year ended December 30, 2001 were $280,000. Gains and losses realized on the sale of short-term investments during the year ended December 31, 2000 and the nine months ended December 31, 1999 were immaterial. Net unrealized holding gains of $1,436,000 and $80,000 on cash equivalents and short-term investments were included in Accumulated Other Comprehensive Income in the accompanying balance sheet for the years ended December 30, 2001 and December 31, 2000, respectively.

4.    Debt

Equipment Loan Payable

On February 9, 1999, the Company entered into an agreement for an equipment loan facility for a maximum of $2,000,000, under which the right to borrow expired on December 31, 1999. The loan facility charges interest at 8.4% per annum and has a termination payment for 10% of the original principal amount. Certain equipment of the Company secures the loan facility. The Company had borrowed $800,000 under this loan facility of which $102,000 and $367,000 were outstanding at December 30, 2001 and December 31, 2000, respectively.

Future minimum payments on this facility at December 30, 2001 are $102,000 in 2002.

5.    Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates from fiscal 2002 through fiscal 2007. The Company’s headquarters facility, which houses manufacturing, research and development and administration, is leased through 2007 with an option to renew the lease for an additional five years. Net rent expense for these leases aggregated $7,333,000, $3,082,000 and $383,000 for the fiscal years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999, respectively.

Under the terms of a May 2000 facility lease agreement, the Company has provided an irrevocable letter of credit for $4,000,000 as collateral for the performance of the Company’s obligations under the lease.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

December 30, 2001
2002	$7,078
2003	6,912
2004	7,001
2005	6,651
2006	6,587
Thereafter	7,581

Total minimum payments	$41,810

Litigation

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and

NEW FOCUS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages. Photonectics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and seven of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. On June 28, 2001 a similar complaint, captioned Pond Equities v. New Focus, Inc. et al., Civil Action No. 01-CV-5925, was filed in the United States District Court for the Southern District of New York. The complaint is substantially identical to the Lanter complaint: it names the same defendants, contains the virtually identical claims, and seeks unspecified damages on behalf of a purported class of purchasers of common stock during an identical class period. Two subsequent lawsuits were filed containing substantially similar allegations. These four complaints have been consolidated. The complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between May 18, 2000 and June 11, 2001.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 200 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company and its named officers and directors believe that they have meritorious defenses to these lawsuits and will defend themselves vigorously in the litigation. An unfavorable resolution of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

On March 12, 2001, a putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from October 25, 2000 to March 5, 2001. The cases were consolidated, and a lead plaintiff was appointed. See Note 16.

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

6.    Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company made 25% matching contributions of participants’ salary deferrals in each period and recognized costs of $645,000, $327,000 and $125,000 related to this plan in the fiscal years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999.

7.    Income Taxes

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Current:
Federal	$400	$—	$—
State	10	6	2
Foreign	190	—	—

	600	6	2

Deferred:
Federal	(18,975)	—	—
State	(1,625)	—	—

	(20,600)	—	—

	$(20,000)	$6	$2

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to loss before provision for income taxes is explained below (in thousands):

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Tax benefit at federal statutory rate	$(175,246)	$(12,232)	$(2,609)
Loss for which no tax benefit is currently recognizable	36,822	7,013	2,609
Foreign losses without current benefit	9,210	5,219	—
Goodwill impairment and amortization	103,817	—	—
In-process research and development	4,556	—	—
Other	841	6	2

Total provision (benefit)	$(20,000)	$6	$2

Pretax loss from foreign operations was approximately $27,090,000, $15,350,000 and zero for the years ended December 30, 2001 and December 31, 2000 and the nine months ended December 31, 1999, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 30, 2001	December 31, 2000
Deferred tax liabilities:
Stock option compensation	$(4,940)	$(3,670)
Purchased intangibles	(4,610)	—

	(9,550)	(3,670)

Deferred tax assets:
Net operating loss carryforwards	37,710	10,730
Tax credit carryforwards	8,150	3,230
Inventory valuation	7,360	2,830
Accruals and reserves	2,470	2,200
Capitalized research and development	3,800	1,570
Other individually immaterial items	3,040	450

Gross deferred tax assets	62,530	21,010
Valuation allowance	(52,980)	(17,340)

Net deferred tax assets	9,550	3,670

	$—	$—

The valuation allowance increased by $35,640,000 and $10,262,000 for the years ended December 30, 2001 and December 31, 2000.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which included the Company’s historical operating performance and the reported cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2001 the Company had federal and state net operating loss carryforwards of approximately $107,400,000 and $20,490,000, respectively. As of December 30, 2001, the Company also had federal and state research and development tax credit carryforwards of approximately $4,330,000 and $5,790,000, respectively. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2021, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

8.    Stockholders’ Equity

Stock Split

On August 20, 1999, the Company’s Board of Directors and stockholders approved a two-for-one stock split of the Company’s common and preferred stock. On February 9, 2000 the Company’s Board of Directors and stockholders approved another two-for-one stock split of the Company’s common and preferred stock. All preferred stock, common stock, common equivalent shares, and per share amounts have been adjusted retroactively to give effect to the stock splits.

Reincorporation in Delaware

On May 8, 2000, the Company reincorporated in the state of Delaware. The par value of the preferred and common stock is $0.001 per share. The Company’s Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock and 250,000,000 shares of common stock. The Board of Directors has the authority to fix or alter the designations, powers, preferences, and rights of the shares of each series of preferred stock.

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

In February 2000, the Board of Directors adopted the 2000 Stock Plan (2000 Plan), which was approved by the stockholders in April 2000. The 2000 Plan provides for the grant of stock options to purchase shares of common stock to employees, directors and consultants. A total of 1,000,000 shares of common stock have been reserved for issuance plus any shares reserved for issuance under the 1998 and 1999 Stock Plans and any shares returned to the 1998 and 1999 Stock Plans. The number of shares of common stock reserved for issuance increases annually beginning in fiscal 2001 by an amount equal to the lesser of six percent of the outstanding shares of common stock on the first day of the year, 9,000,000 shares, or a lesser amount as determined by the Company’s board of directors.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2000, the Board of Directors adopted the 2000 Director Option Plan (Directors’ Plan), which was approved by the stockholders in April 2000, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors who are not employees or consultants of the Company’s affiliates. The Directors’ Plan is administered by the Board of Directors, and may be delegated to a committee. A total of 200,000 shares of common stock have been reserved for issuance. The Director’s Plan generally provides for an automatic initial grant of an option to purchase 25,000 shares of common stock to each non-employee director on the date when the person first becomes a non-employee director on, or after the closing of the initial public offering, whether through election by the Company’s stockholders or appointment by the Company’s Board of Directors to fill a vacancy. In addition, upon the date of each annual stockholders’ meeting subsequent to the date of each non-employee director’s initial grant under the directors’ plan, each person who is then serving as a non-employee director automatically shall be granted an option to purchase 5,000 shares of common stock.

In June 2001, the Board of Directors adopted the 2001 Stock Plan (2001 Plan). The 2001 Plan provides for the grant of nonstatutory stock options, stock purchase rights, stock appreciation rights and restricted stock to employees and consultants. Officers and directors of the Company are not eligible to receive grants under the 2001 Plan. A total of 100,000 shares of common stock have been reserved for issuance.

The following table summarizes activity under all stock option plans:

	Options Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at March 31, 1999	956,000	8,133,000	$0.44
Authorized	5,400,000	—	$—
Granted	(692,000)	692,000	$0.63
Exercised	—	(168,000)	$0.33
Canceled	218,000	(218,000)	$0.55

Balance at December 31, 1999	5,882,000	8,439,000	$0.45
Authorized	1,200,000	—	—
Granted	(7,389,000)	7,389,000	$15.86
Exercised	—	(9,501,000)	$0.92
Canceled	847,000	(847,000)	$1.63
Repurchased	500,000	—	$0.63

Balance at December 31, 2000	1,040,000	5,480,000	$20.23
Authorized	3,862,000	—	$—
Granted	(5,234,000)	5,234,000	$16.97
Exercised	—	(583,000)	$1.30
Cancelled	3,647,000	(3,647,000)	$43.23
Repurchased	526,000	—	$1.54

Balance at December 30, 2001	3,841,000	6,484,000	$6.38

Options exercisable at December 31, 1999		3,881,000	$0.33

Options exercisable at December 31, 2000		711,000	$0.89

Options exercisable at December 30, 2001		1,494,000	$5.75

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted in the fiscal years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999 was $15.85, $14.99 and $0.56, respectively.

The following summarizes option information relating to outstanding options under the plans as of December 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.125–$0.5125	395,000	5.51 years	$0.46	315,000	$0.45
$0.625	794,000	7.47 years	$0.62	303,000	$0.62
$1.25–$3.23	293,000	8.23 years	$1.37	103,000	$1.34
$3.70	2,100,000	9.87 years	$3.70	50,000	$3.70
$3.76–$5.40	826,000	8.67 years	$4.80	153,000	$4.92
$8.25	696,000	1.49 years	$8.25	256,000	$8.25
$9.99–$14.50	408,000	9.30 years	$12.70	—	$—
$15.00–$100.375	972,000	8.48 years	$18.14	314,000	$16.15

$0.125–$100.375	6,484,000	7.94 years	$6.38	1,494,000	$5.75

In addition, non-plan options to purchase 800,000 shares of common stock at an exercise price of $0.0025 per share were granted to the Company’s founder and then-Chairman of the Board in fiscal 1991. These options were exercised during the year ended December 31, 2000.

Stock Option Exchange Program

On June 1, 2001, the Company announced a voluntary stock option exchange program for eligible employees. Under the program, New Focus employees who held stock options granted between June 1, 2000 and February 28, 2001 were given the opportunity, if they chose, to cancel those outstanding stock options in exchange for an equal number of replacement options to be granted at two future dates. The elections to cancel options were effective on June 29, 2001. The exchange resulted in the voluntary cancellation of options to purchase 2,321,000 shares of common stock with exercise prices ranging from $20.3125 to $138.0625 per share in exchange for the same number of replacement options. In addition, supplemental options to purchase 309,000 shares of common stock with exercise prices of $27.00 per share were cancelled and no replacement options were granted. The replacement options were granted under the Company’s 2000 Stock Plan as follows: (i) 30% of the aggregate number of shares subject to the cancelled options were granted on July 2, 2001 (the “First New Options”), and (ii) the remaining 70% of the aggregate number of shares subject to the cancelled options were granted on January 3, 2002 (the “Second New Options”). Members of the Company’s Board of Directors were not eligible to participate in the program. Employees who terminated subsequent to the First New Options grant were not eligible to receive the Second New Options.

The First New Options to purchase a total of 696,000 shares of common stock were granted on July 2, 2001 at an exercise price of $8.25 per share, which was the closing fair market value of the Company’s common stock on June 29, 2001. The Second New Options to purchase a total of 1,508,000 shares of common stock were granted on January 3, 2002 at an exercise price of $3.89 per share, which was the closing fair market value of the Company’s common stock on January 2, 2002. The First New Options vest ratably over twelve (12) months, and will expire eighteen (18) months after the grant date. The Second New Options will vest ratably over 48 months, and will expire ten years after the grant date.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The First New Options resulted in variable accounting treatment for approximately 768,000 shares, which included 696,000 shares granted under the exchange offer and 72,000 shares that were subject to the exchange offer but were not exchanged. No compensation expense was recognized in fiscal 2001, as the exercise price of the First New Options exceeded the fair market value of the Company’s common stock. Variable accounting will continue until all options subject to variable accounting treatment are exercised, cancelled or expired. At December 30, 2001, approximately 664,000 shares subject to options remain under variable accounting. The Second New Options are not subject to variable accounting, as they were granted at least six months and one day after cancellation of the initial stock options.

Notes Receivable

During the year ended December 31, 2000, the Company made full recourse loans aggregating approximately $8,800,000 to certain employees in connection with their purchase of shares of common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. The notes bear no interest but interest will be imputed and reported annually as compensation on the employee’s W-2. All unvested shares purchased by employees are subject to repurchase by the Company at the original exercise price if the employee’s employment is terminated. At December 30, 2001 and December 31, 2000, the balance outstanding under these notes was $6,874,000 and $8,651,000, respectively, of which $5,815,000 and $7,281,000, respectively, related to the exercise of stock options and was included in stockholders’ equity. The remaining balance relates to the tax liability associated with the stock option exercise and has been included in “Other Assets”.

Deferred Compensation

During the years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999, the Company recorded aggregate deferred compensation of $58,369,000, $48,211,000 and $821,000, respectively, representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company’s common stock. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally five years. Under the graded method, approximately 51.53%, 24.62%, 14.16%, 7.37% and 2.32%, respectively, of each option’s compensation expense is recognized in each of the five years following the date of grant. For the years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999, the Company amortized $58,132,000, $23,747,000 and $132,000, respectively, of deferred compensation.

Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net loss, as if the Company had accounted for its employee stock options granted during the fiscal years ended December 30, 2001 and December 31, 2000 and the nine-month period ended December 31, 1999 under the fair value method, was estimated at the date of grant using the Black-Scholes option-pricing model for the years ended December 30, 2001 and December 31, 2000 and the minimum value method for the nine months ended December 31, 1999, with the following weighted average assumptions:

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Risk-free interest rate	4.9%	5.6%	6.0%
Dividend yield	0%	0%	0%
Expected volatility	138.0%	70.7%	—
Expected option life	7.5 years	7.6 years	5.0 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, under the graded method. Because fair value pro forma disclosure is applicable only to options granted subsequent to March 31, 1995, its pro forma effect was not fully reflected until fiscal year 2000.

If compensation cost for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates for awards under this plan the Company’s net loss would have been as indicated in the pro forma amount below:

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended March 31, 1999
Net loss as reported	$(495,424,000)	$(35,974,000)	$(7,677,000)
Pro forma net loss	$(502,960,000)	$(45,375,000)	$(7,845,000)
Net loss per share as reported, basic and diluted	$(6.78)	$(0.92)	$(3.11)
Pro forma net loss per share, basic and diluted	$(6.89)	$(1.17)	$(3.18)

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (Purchase Plan), which was approved by the Company’s stockholders in April 2000. A total of 1,000,000 shares of common stock were initially reserved for issuance. The number of shares of common stock reserved for issuance increases annually by an amount equal to the lesser of 1,000,000 shares, 1.25% of the outstanding shares on that date, or an amount determined by the Company’s board of directors. Accordingly, in fiscal 2001 an additional 1,000,000 shares were made available for issuance. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 24 months except for the first purchase period for which the offering period will be no more than 27 months. Under the Purchase Plan, participating employees

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may choose to have up to 15% of their annual base pay plus commissions withheld to purchase the Company’s common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. During the year ended December 30, 2001, 464,000 shares were issued under the Purchase Plan at an average price of approximately $8.47 per share. No shares were issued during fiscal 2000.

Warrants

During the year ended December 31, 2000, the Company issued to a facility lessor a two-year warrant to purchase 30,000 shares of the Company’s common stock with an exercise price of $20.00 per share. The warrant is non-forfeitable and immediately exercisable. The fair value of the warrant was determined to be $279,000 using the Black-Scholes method and the following assumptions: expected life 2 years, exercise price $20.00, stock price on date of grant $20.00, expected dividend yield of 0%, risk free interest rate of 6%, and expected volatility 0.8. This amount was capitalized and is being amortized over the life of the facility lease. The warrant is outstanding at December 30, 2001.

During the nine-month period ended December 31, 1999 the Company committed to issue a warrant to purchase 9,000 shares of the Company’s Series E preferred shares at a price of $1.20 per share. The fair value of the warrant was determined to be $4,000 using the Black-Scholes method and the following assumptions: expected life 5 years, exercise price $1.20, stock price on date of grant $1.20, expected dividend yield of 0%, risk free rate of 6%, and expected volatility of 0.27. The warrant was exercised during the year ended December 31, 2000.

During the nine-month period ended December 31, 1999 the Company committed to issue a warrant for the purchase of 112,000 shares of the Company’s Series E preferred stock at a price of $1.20 per share in return for fees associated with issuance of Series E preferred stock. The fair value of the warrant was determined to be $48,000 using the Black-Scholes method and the following assumptions: expected life 5 years, exercise price $1.20, stock price on date of grant $1.20, expected dividend yield of 0%, risk free rate of 6%, and expected volatility of 0.27. This amount was offset against the proceeds of the Series E preferred stock. The warrant was exercised during the year ended December 31, 2000.

Common Stock

Common stock reserved for future issuance is as follows:

December 30, 2001
Stock option plan:
Outstanding options	6,484,000
Reserved for future grants	3,841,000

10,325,000
Employee Stock Purchase Plan	1,536,000
Warrants for common stock	30,000

11,891,000

9.    Segments of an Enterprise and Related Information

The Company has two reportable segments: Telecom and Photonics Tools. The Telecom segment performs research and development, manufacturing, marketing and sales of components for fiber amplifier products, wavelength management products, high-speed opto-electronics and tunable laser modules, which are primarily

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold to manufacturers of networking and test equipment in the optical telecommunications markets. The Photonics Tools segment performs research and development, manufacturing, marketing and sales of photonics tools, which are primarily used for commercial and research applications.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company’s investment portfolio. The accounting policies for the reportable segments are consistent with those described in the summary of significant accounting policies. There were no intercompany sales or transfers.

The Company does not segregate assets or interest expense by segment.

	Year Ended December 30, 2001
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$65,384	$27,255	$92,639
Depreciation and amortization expense	$11,976	$1,417	$13,393
Operating segment profit (loss)	$(96,052)	$(3,183)	$(99,235)
Year Ended December 31, 2000
Telecom	Photonics Tools	Total
(in thousands)
Revenues from external customers	$53,578	$26,780	$80,358
Depreciation an amortization expense	$3,153	$765	$3,918
Operating segment profit (loss)	$(33,945)	$7,873	$(26,072)

	Nine Months Ended December 31, 1999
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$5,002	$13,099	$18,101
Depreciation and amortization expense	$289	$467	$756
Operating segment profit (loss)	$(9,087)	$1,625	$(7,462)

Operating segment profit and loss excludes amortization of goodwill and other intangibles, impairment of goodwill, in-process research and development, restructuring and other charges, and amortization of deferred stock based compensation.

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
		(in thousands)
Loss
Total loss for reportable segments	$(99,235)	$(26,072)	$(7,462)
Interest and other income (expense), net	16,880	13,851	(81)
Amortization of goodwill and other intangibles	(54,459)	—	—
Impairment of goodwill	(289,308)	—	—
In-process research and development	(13,400)	—	—
Restructuring and other charges	(17,770)	—	—
Amortization of deferred compensation	(58,132)	(23,747)	(132)

Loss before income taxes	$(515,424)	$(35,968)	$(7,675)

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
	(in thousands)
Geographic information
Revenues
United States	$59,566	$55,716	$13,214
Asia	5,744	2,484	1,629
Europe	27,329	22,158	3,258

Consolidated total	$92,639	$80,358	$18,101

Revenues are attributed to countries based on the location of customers.

10.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic net loss per share until the time-based vesting restrictions have lapsed.

	Year Ended December 30, 2001	Year Ended December 31, 2000	Nine Months Ended December 31, 1999
Net loss (numerator)	$(495,424)	$(35,974)	$(7,677)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	75,175	42,692	2,468
Less shares subject to repurchase	(2,130)	(3,778)	—

Denominator for basic and diluted net loss per share	73,045	38,914	2,468

Basic and diluted net loss per share	$(6.78)	$(0.92)	$(3.11)

The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock and outstanding stock options from the calculation of historical diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of historical diluted net loss per share was 6,518,000, 5,510,000 and 38,193,000 for the years ended December 30, 2001 and December 31, 2000, and the nine-month period ended December 31, 1999.

11.    Business Acquisitions

Acquisition of JCA Technology, Inc.

On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber-optic products for modulators, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of common stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeiture. The common stock was valued using the Company’s average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the acquisition were approximately $8.1 million. In addition, the Company recorded $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,096 shares of restricted stock was contingent upon meeting certain fiscal 2001 operating objectives. These shares were forfeited in September 2001 when the operating objectives were not met.

The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of JCA subsequent to January 16, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired and in-process research and development based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired	$6,660
Intangible assets acquired:
Current technology	31,300
Customer base	4,000
Workforce	3,560
In-process research and development	13,400
Goodwill	267,777
Net deferred tax liability	(15,200)

Total purchase price allocation	$311,497

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses and a note payable. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (see Note 12—Impairment of Goodwill). In-process research and development, which has not reached technological feasibility and therefore has no alternative future use, has been expensed during 2001.

Acquisition of Globe Y. Technology, Inc.

On February 15, 2001, the Company acquired Globe Y. Technology, Inc. (Globe Y), a privately-held manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction accounted for as a purchase. The Company exchanged approximately 1,002,000 shares of common stock with a fair value of $44.4 million for all of the outstanding stock of Globe Y. In addition, the Company issued approximately 53,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company’s closing stock price of $44.31 on February 15, 2001. Direct transaction costs related to the merger were approximately $800,000. In addition, the Company recorded $2.3 million of unearned compensation related to the approximately 53,000 shares of restricted stock.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Globe Y subsequent to February 15, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired	$1,577
Intangible assets acquired:
Current technology	7,100
Customer base	2,400
Non-complete agreement and workforce	1,960
Goodwill	37,567
Deferred tax liability	(5,381)

Total purchase price allocation	$45,223

Tangible net assets acquired include cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally include accounts payable, accrued expenses, income taxes payable and customer deposits. Intangible assets acquired and goodwill are each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (See Note 12—Impairment of Goodwill).

Unaudited Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisitions of JCA and Globe Y had occurred at the beginning of fiscal 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for in-process research and development attributable to JCA, for the year ended December 30, 2001 and December 31, 2000 with the historical results of operations of JCA and Globe Y for the year ended December 31, 2001 and December 31, 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of fiscal 2000 or of results which may occur in the future.

	Year Ended
	December 30, 2001	December 31, 2000
	(In thousands, except per share amounts)
Revenues	$94,241	$108,057
Net loss	$(451,011)	$(164,080)
Net loss per share	$(5.45)	$(3.41)

Other

On February 28, 2000, the Company issued 116,000 shares of the Company’s common stock in connection with a business acquisition. A shareholder/employee of the acquired company received 100,000 of the shares, which vest 20% after one year and 1/60 each month thereafter provided the shareholder/employee is an employee of the Company. The unvested shares are subject to repurchase by the Company at $5.00 per share if the employee is terminated. Under Emerging Issues Task Force No. 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” this arrangement is, in

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substance, compensation for post-combination services rather than additional purchase price. The $1,300,000 value of the 100,000 shares issued was recorded in deferred compensation and is being amortized into expenses over the vesting period. The purchase price of $208,000, which is the fair market value of the remaining 16,000 shares resulted in goodwill. The acquisition was accounted for under the purchase method. In November 2001, upon the employee’s termination of employment, the Company repurchased 16,897 unvested shares at $5.00 per share.

12.    Impairment of Goodwill

Pursuant to accounting rules, the majority of the goodwill associated with the business acquisitions of JCA and Globe Y was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

Due to the circumstances created by the significant downturn in the telecommunications market, the Company recorded impairment charges against goodwill and other intangible assets associated with its acquisitions of JCA and Globe Y in fiscal year 2001. The downturn has negatively impacted the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. An independent appraiser calculated the impairment charge by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. The impairment charges resulted in a $289.3 million write-down of goodwill and other intangible assets for fiscal year 2001. At December 30, 2001, there is no remaining goodwill balance associated with the acquisitions of JCA and Globe Y, and net other intangible assets totaled $12.3 million.

13.    Restructuring and Other Charges

In 2001, the Company recorded restructuring charges totaling $17.8 million for plans to resize the Company’s operations as a result of a decline in demand for its products. These restructuring activities include closing and consolidating the Company’s older Santa Clara, California facility and its smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and the anticipated subleasing of a previously unoccupied facility in Camarillo, California. Restructuring activities also include the planned closing of the Company’s remaining manufacturing site in Camarillo, California in the early part of the third quarter of 2002 and the transfer of production from this operation to other facilities. Additionally, the Company reduced its workforce in its U.S. and China operations through reduction-in-force programs and attrition by approximately 1,200 employees from a peak of approximately 2,100 in February 2001 to approximately 900 employees in December 2001. The restructuring charges included $7.1 million for severance costs covering approximately 910 employees (including approximately 160 employees associated with the planned closing of the Camarillo facility in 2002), $8.1 million for the write-down of the net book value of impaired leasehold improvements and equipment, and $2.6 million for facility closure costs. Non-cash items included in the restructuring charges totaled $9.5 million. As of December 30, 2001, $5.0 million in accrued restructuring costs, consisting of $1.9 million for facility closure costs and $3.1 million for severance costs, remained in current liabilities.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Company’s restructuring activities (in thousands):

	Year Ended December 30, 2001	Cash Payments	Non-cash Charges	Provision Balance as of December 30, 2001
Restructuring activities:
Workforce reduction severance	$7,096	$(2,637)	$(1,401)	$3,058
Facility closure	2,581	(683)	—	1,898
Leasehold improvements and equipment	8,093	—	(8,093)	—

Restructuring charges	$17,770	$(3,320)	$(9,494)	$4,956

14.    Related Party Transaction

On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was the Company’s president and chief executive officer and a member of the Company’s Board of Directors at the time these loan agreements were executed. The first note in the principal amount of $2.1 million bears interest at the per annum rate, recalculated each calendar quarter, of (a) the three-month LIBOR rate as quoted in The Wall Street Journal on the first business day of such calendar quarter, plus (b) 100 basis points, compounded annually and is secured on the shares of the Company’s common stock held by Mr. Westrick. This note is due on June 30, 2002. The second note in the principal amount of $5.9 million currently bears interest at the per annum rate of 9.99% compounded annually and is secured on certain other assets of Mr. Westrick. The interest rate on this note is subject to reduction upon satisfaction of certain conditions. Mr. Westrick also has a $1.3 million note payable to the Company in connection with previously exercised stock options that is also secured by shares of the Company’s common stock held by Mr. Westrick. This note is due in March 2002 in accordance with its terms.

Mr. Westrick resigned as the Company’s president and chief executive officer and as a member of the Company’s Board of Directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the Company entered into a Separation and Release Agreement. The agreement extended the due date of the $5.9 million note to June 30, 2004 from June 30, 2002. Additionally, the Company accelerated 633,333 unvested options to purchase the Company’s common stock and agreed to pay the equivalent of eighteen months of compensation to Mr. Westrick. The Company recorded a charge of approximately $2.3 million related to the acceleration of stock option vesting and payment of compensation, which is included in “Restructuring and other charges” in its statement of operations for fiscal 2001.

The Company believes that the market value of Mr. Westrick’s common shares of the Company and the market value of his other assets, based on independent appraisals performed in October 2001, provide adequate collateral for the notes.

15.    Shareholder Rights Plan

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.    Subsequent Events

In January 2002, the Company granted to certain officers and employees options to purchase a total of 1,955,000 shares of common stock at a prices ranging from $3.89 to $3.99 per share.The options vest over five years, with 20% of the shares vesting after one year and 1.66% of the total shares vesting each month over the remaining four years. In addition, the Company granted to certain employees supplemental options to purchase a total of 790,000 shares at a price of $3.89 per share. The supplemental options vest as follows: (i) 30% of the shares granted vest monthly over twelve months, and (ii) 70% of the shares granted vest monthly over 48 months.

In January 2002, employees purchased 472,000 shares of common stock at $2.9325 per share through the 2000 Employee Stock Purchase Plan.

In February 2002, the Board of Directors authorized an additional 200,000 shares of common stock available for grant under the 2001 Stock Plan, increasing the total reserved for issuance under this plan to 300,000 shares.

In February 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action is captioned Globe Y. Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y. Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

In March 2002, the Company received a $1.3 million payment from Mr. Westrick, in accordance with the terms of the note receivable due from the Company’s former president and chief executive officer.

In the fourth quarter of 2001, the Company announced that it was transferring more production to its offshore manufacturing facility in Shenzhen, China. However, in March 2002, the Company decided and announced that it will divest operations related to the manufacture and sale of passive components. As a part of this action, the Company will cease operations at its 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. The Company plans to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at its China manufacturing facility by the end of the second quarter of 2002. The Company is in contact with several parties in regard to the possible sale or licensing of the technology associated with our passives product line.

This product line divestiture and plant closure will reduce the Company’s worldwide work force by approximately 350 people. The Company expects to record a restructuring charge of $25-40 million associated with the passives product line divestiture, the China plant closure, and the related work force reductions. The restructuring charge will be recorded in either the first or second quarter of 2002, or possibly spread over both

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarters, in compliance with current accounting rules. The Company will continue to develop and market active components, such as tunable lasers, data drivers and clock amplifiers, as well as test and measurement products and photonics tools.

Net revenues from the sale of the Company’s passive products were $24.9 million, or 26.9% of total net revenues, for the year ended December 30, 2001, $35.7 million, or 44.4% of total net revenues for the year ended December 31, 2000, and $2.6 million, or 14.6% of total net revenues, for the nine months ended December 31, 1999. Recently, quarterly net revenues from passive products declined from $17.1 million, or 50.3% of total net revenues, in the fourth quarter of fiscal 2000 to $1.5 million, or 16.0% of total net revenues in the fourth quarter of fiscal 2001. At December 30, 2001, the Company’s investment in its passives product line and its China manufacturing facility totaled $43.5 million, comprised of $23.3 million for land and building and $20.2 million for equipment.

In March 2002, the Company modified certain stock option vesting acceleration provisions for its executive officers. The agreements provide for 100% accelerated vesting of an executive officer’s unvested stock options in the event the officer’s employment or consulting relationship is terminated without cause, or such officer is constructively terminated, at any time within the 18-month period following, or the 3-month period prior to, the effective date of a change of control, or the 12-month period following the Company’s acquisition of another corporation or entity. In addition, the Company adopted certain stock option vesting acceleration provisions for non-executive vice presidents and certain key employees. The agreements provide for 50% accelerated vesting of the employee’s unvested stock options in the event the employee’s employment or consulting relationship is terminated without cause or the employee is constructively terminated at any time within the 18-month period following, or the 3-month period prior to, the effective date of a change of control. The modification results in a new measurement of compensation cost as if the option awards were newly granted. The compensation charge will be taken at the time the employee is terminated and will be based on the intrinsic value of the difference between vesting under the original grant and the accelerated vesting.

On February 15, 2002, the United States District Court for the Northern District of California entered an order dismissing without prejudice the claims against the Company and its officers and directors. The order dismissing the action gave the plaintiffs a deadline of thirty days from February 15, 2002 in which to file an amended complaint. No amended complaint was filed by the deadline and the Company therefore believes that the putative securities class action captioned Mandel v. New Focus, Inc., et. al., (including consolidated similar actions) has been concluded.

Item 16.    Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated October 25, 2000.

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated December 21, 2000.

2.3(2)	Amendment No. 2 to the Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated January 16, 2001.

2.4(7)	First Amended and Restated Merger Agreement and Plan of Reorganization by and between Registrant and Globe Y. Technology, Inc., dated February 7, 2001.

2.5(7)	Amendment No. 2 to Merger Agreement and Plan of Reorganization by and between Registrant and Globe Y. Technology, Inc., dated February 13, 2001.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

4.1(3)	Form of stock certificates.

4.2(3)	Form of warrant to Purchase Common Stock between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC.

10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(4)	2000 Director Option Plan and form of agreement thereunder.

10.5(5)	2001 Stock Plan.

10.6(3)	Form of change of control agreement entered into between the Registrant and the executive officers.

10.7(3)	Premises Lease Contract between Registrant and Shenzhen New and High-tech Village Development Company dated September 23, 1999.

10.8(3)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.9(3)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.10(3)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.11†(3)	Supply Contract by and between the Registrant and Fuzhou Koncent Communication, Inc. (formerly Fuzhou Conet Communications, Inc.), dated May 11, 2000.

10.12(6)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.13(7)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.14(7)	Lease Agreement by and between Focused Research Inc. and Western Center Properties, Inc., dated April 1, 2000.

10.15(7)	First Amendment to Lease Agreement by and between Focused Research, Inc. and Western Center Properties, Inc., dated January 5, 2001.

Exhibit Number	Description
10.16†(7)	Purchase Agreement by and between JCA Technology, Inc. and Corvis Corporation, dated August 14, 2000.

10.17(7)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.18(8)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.19†(9)	Secured Full Recourse Promissory Note between Registrant and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.

10.20(9)	Loan and Security Agreement between Registrant and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.

10.21	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.22	Separation Agreement and Release between Registrant and Kenneth E. Westrick, dated October 10, 2001.

10.23	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.24	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

13.1(10)	Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See page 70).

†	The Registrant has requested confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.
(1)	Incorporated by reference from our report on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.
(2)	Incorporated by reference from our report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(4)
The 2001 Director Option Plan is an exhibit to this Report on Form 10-K. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

(5)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 29, 2001.
(6)
Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-3196, declared effective by the Securities and Exchange Commission on May 18, 2000.

(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(8)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(9)	Incorporated by reference from our report in Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.
(10)	To be filed by amendment.

(b)  Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance For Doubtful Accounts and Sales Returns:

	Balances at Beginning of Period	Additions— Charged to Costs and Expenses	Deductions— Write-Offs	Balances at End of Period
Nine months ended December 31, 1999	$135	$39	$(14)	$160
Year ended December 31, 2000	$160	$1,258	$(28)	$1,390
Year ended December 30, 2001	$1,390	$482	$(24)	$1,848

Schedules other than that listed above have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 28th day of March 2002.

NEW FOCUS, INC.

By:	/s/ R. CLARK HARRIS
R. Clark Harris President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Clark Harris and William L. Potts, Jr. and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ R. CLARK HARRIS R. Clark Harris	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ WILLIAM L. POTTS, JR. William L. Potts, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ DR. PETER F. BORDUI Dr. Peter F. Bordui	Director	March 28, 2002

/s/ JOHN DEXHEIMER John Dexheimer	Director	March 28, 2002

/s/ DR. WINSTON FU Dr. Winston Fu	Director	March 28, 2002

/s/ DON G. HALLACY Don G. Hallacy	Director	March 28, 2002

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated October 25, 2000.

2.2(2)	Amendment No. 1 to the Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated December 21, 2000.

2.3(2)	Amendment No. 2 to the Agreement and Plan of Merger by and between Registrant and JCA Technology, Inc., dated January 16, 2001.

2.4(7)	First Amended and Restated Merger Agreement and Plan of Reorganization by and between Registrant and Globe Y. Technology, Inc., dated February 7, 2001.

2.5(7)	Amendment No. 2 to Merger Agreement and Plan of Reorganization by and between Registrant and Globe Y. Technology, Inc., dated February 13, 2001.

3.1(3)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Bylaws of the Registrant.

4.1(3)	Form of stock certificates.

4.2(3)	Form of warrant to Purchase Common Stock between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC.

10.1(3)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(4)	2000 Director Option Plan and form of agreement thereunder.

10.5(5)	2001 Stock Plan.

10.6(3)	Form of change of control agreement entered into between the Registrant and the executive officers.

10.7(3)	Premises Lease Contract between Registrant and Shenzhen New and High-tech Village Development Company dated September 23, 1999.

10.8(3)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.9(3)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.10(3)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.11†(3)	Supply Contract by and between the Registrant and Fuzhou Koncent Communication, Inc. (formerly Fuzhou Conet Communications, Inc.), dated May 11, 2000.

10.12(6)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.13(7)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.14(7)	Lease Agreement by and between Focused Research Inc. and Western Center Properties, Inc., dated April 1, 2000.

10.15(7)	First Amendment to Lease Agreement by and between Focused Research, Inc. and Western Center Properties, Inc., dated January 5, 2001.

10.16†(7)	Purchase Agreement by and between JCA Technology, Inc. and Corvis Corporation, dated August 14, 2000.

Exhibit Number	Description
10.17(7)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.18(8)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.19†(9)	Secured Full Recourse Promissory Note between Registrant and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.

10.20(9)	Loan and Security Agreement between Registrant and Kenneth E. Westrick and Kirsten V. Westrick, dated July 12, 2001.

10.21	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.22	Separation Agreement and Release between Registrant and Kenneth E. Westrick, dated October 10, 2001.

10.23	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.24	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

13.1(10)	Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See page 70).

†	The Registrant has requested confidential treatment with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Commission.
(1)	Incorporated by reference from our report on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2000.
(2)	Incorporated by reference from our report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2001.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(4)
The 2001 Director Option Plan is an exhibit to this Report on Form 10-K. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

(5)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 29, 2001.
(6)
Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-3196, declared effective by the Securities and Exchange Commission on May 18, 2000.

(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(8)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(9)	Incorporated by reference from our report in Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.
(10)	To be filed by amendment.