Form 10-Q
period 2002-03-31
NEW FOCUS INC
filed 2002-05-13
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes [_]        No [X]

On March 31, 2002, 76,401,255 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

NEW FOCUS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	March 31, 2002	December 30, 2001
	(unaudited)	(see note)
ASSETS
Current Assets
Cash and cash equivalents	$82,027	$78,664
Short-term investments	202,171	215,991
Trade accounts receivable, less allowances of $1,126 in 2002 and $1,848 in 2001	5,370	5,025
Inventories:
Raw materials	3,310	4,328
Work in progress	2,083	1,653
Finished goods	2,315	3,259

Total Inventories	7,708	9,240
Prepaid expenses and other current assets	7,136	8,857

Total current assets	304,412	317,777

Property, plant and equipment:
Land and building	15,073	24,605
Manufacturing and development equipment	30,614	49,880
Computer software and equipment	6,183	7,810
Office equipment	3,522	4,279
Leasehold improvements	16,325	15,772
Construction in progress	2,372	3,053

	74,089	105,399
Less allowances for depreciation and amortization	(13,411)	(17,333)

Net property, plant and equipment	60,678	88,066
Intangible assets, net of accumulated amortization of $15,046 in 2002 and $13,700 in 2001	10,948	12,294
Other assets	11,472	11,587

Total assets	$387,510	$429,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,706	$2,438
Accrued compensation and related benefits	5,070	5,710
Other accrued expenses	3,473	5,111
Restructuring accrual	4,663	4,956
Deferred revenue and research and development funding	979	1,775
Current portion of long-term debt	8	109

Total current liabilities	16,899	20,099
Long-term debt, less current portion	5	7
Deferred rent	1,557	1,508
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—76,401,255 in 2002 and 75,980,323 in 2001	76	76
Additional paid-in capital	976,992	977,541
Notes receivable from stockholders	(2,804)	(5,815)
Deferred compensation	(12,322)	(18,220)
Accumulated other comprehensive income	451	1,436
Accumulated deficit	(593,344)	(546,908)
Total stockholders’ equity	369,049	408,110

Total liabilities and stockholders’ equity	$387,510	$429,724

Note: The December 30, 2001 consolidated balance sheet has been derived from audited financial statements.
See notes to consolidated financial statements.

NEW FOCUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2002	April 1, 2001
Net revenues	$10,096	$40,762
Cost of net revenues (1)	13,921	55,442

Gross profit	(3,825)	(14,680)

Operating Expenses:
Research and development (2)	8,379	12,807
Less funding received from research and development contracts	(1,017)	(12)

Net research and development	7,362	12,795
Sales and marketing (3)	2,578	2,447
General and administrative (4)	3,902	6,204
Amortization of goodwill and other intangibles	1,346	21,437
In-process research and development	—	13,400
Restructuring and impairment charges	24,022	—
Deferred compensation	5,898	25,324

Total operating expenses	45,108	81,607

Operating loss	(48,933)	(96,287)

Interest income	2,530	5,835
Interest expense	(1)	(13)
Other income (expense), net	(32)	(828)

Loss before benefit for income taxes	(46,436)	(91,293)
Benefit for income taxes	—	(5,000)

Net loss	$(46,436)	$(86,293)

Basic and diluted net loss per share	$(0.62)	$(1.22)

Shares used to compute basic and diluted net loss per share	75,259	70,460

(1)	Excluding $940 and $3,491 in amortization of deferred stock compensation for the three months ended March 31, 2002 and April 1, 2001, respectively.
(2)	Excluding $3,752 and $18,639 in amortization of deferred stock compensation for the three months ended March 31, 2002 and April 1, 2001, respectively.
(3)	Excluding $385 and $1,400 in amortization of deferred stock compensation for the three months ended March 31, 2002 and April 1, 2001, respectively.
(4)	Excluding $821 and $1,794 in amortization of deferred stock compensation for the three months ended March 31, 2002 and April 1, 2001, respectively.

NEW FOCUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31, 2002	April 1, 2001
Operating activities
Net loss	$(46,436)	$(86,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,870	2,439
Restructuring and impairment charges	23,362	—
Amortization of goodwill and other intangibles	1,346	21,437
Acquired in-process research and development	—	13,400
Amortization of deferred compensation	5,898	25,324
Deferred rent	49	114
Loss on disposal of assets	108	—
Benefit for income taxes	—	(5,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(345)	3,443
Inventories	1,532	11,110
Prepaid expenses and other current assets	1,721	(493)
Accounts payable	268	(4,827)
Accrued expenses	(2,571)	4,716
Deferred revenue and research and development funding	(796)	—

Net cash used in operating activities	(11,994)	(14,630)

Investing activities
Purchase of available-for-sale investments	(33,006)	(116,872)
Proceeds from sales and maturities of investments	45,841	18,393
Acquisition of businesses and related expenses, net of cash acquired	—	(81,693)
Acquisition of property, plant and equipment	(260)	(27,373)
Proceeds from sale of property, plant and equipment	308	—
Decrease in other assets	115	6,893

Net cash provided by (used in) investing activities	12,998	(200,652)

Financing activities
Payments on equipment loan	(103)	(63)
Proceeds from issuance of common stock, net of repurchases	1,187	156
Proceeds from payment of notes receivable with shareholders	1,275	74

Net cash provided by financing activities	2,359	167

Increase (decrease) in cash and cash equivalents	3,363	(215,115)
Cash and cash equivalents at beginning of period	78,664	363,375

Cash and cash equivalents at end of period	$82,027	$148,260

NEW FOCUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 2002

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. Each of the three-month periods ended March 31, 2002 and April 1, 2001 contained 91 days.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). We adopted both standards at the beginning of fiscal 2002. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. In addition, FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company’s results of operations, financial position, or cash flows, because at December 30, 2001, the Company had no goodwill or indefinite lived intangible assets.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which became effective for fiscal periods beginning after December 15, 2001 and supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. FAS 144 provides a single model for accounting and reporting the impairment and disposal of long-lived assets. The statement also sets new criteria for the classification of assets held-for-sale and changes the reporting of discontinued operations. The adoption of FAS 144 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

NOTE 2—COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 31, 2002 is $47.4 million, comprised of the Company’s net loss of $46.4 million and $985,000 of net unrealized holding losses on marketable equity securities. Comprehensive loss for the three months ended April 1, 2001 is $85.5 million, comprised of the Company’s net loss of $86.3 million and $801,000 of net unrealized holding gains on marketable equity securities.

NOTE 3—LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding unvested shares.

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2002	April 1, 2001
Net loss (numerator)	$(46,436)	$(86,293)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	76,226	73,541
Less shares subject to repurchase	(967)	(3,081)

Denominator for basic and diluted net loss per share	75,259	70,460

Basic and diluted net loss per share	$(0.62)	$(1.22)

The Company has excluded the impact of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock, and outstanding stock options from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of diluted net loss per share was 10,317,000 for the three months ended March 31, 2002 and 7,047,000 for the three months ended April 1, 2001, respectively.

NOTE 4—INCOME TAXES

No tax provision was recorded for the three months ended March 31, 2002 due to the significant on-going losses. The benefit for income taxes of approximately $5.0 million for the three months ended April 1, 2001 relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, the Company recorded a provision for income taxes of approximately $175,000 in the first quarter of 2001, primarily for alternative minimum taxes and foreign withholding taxes.

NOTE 5—SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

The Company does not segregate assets or interest expense by segment.

	Three Months Ended March 31, 2002
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$4,942	$5,154	$10,096
Depreciation and amortization expense	$3,422	$448	$3,870
Operating segment loss	$(15,707)	$(1,960)	$(17,667)

	Three Months Ended April 1, 2001
	Telecom	Photonics Tools	Total
		(in thousands)
Revenues from external customers	$32,308	$8,454	$40,762
Depreciation and amortization expense	$2,143	$243	$2,386
Operating segment loss	$(36,095)	$(31)	$(36,126)

Operating segment loss excludes amortization of goodwill and other intangibles, in-process research and development, restructuring and impairment charges, and amortization of deferred stock based compensation.

	Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands)
Loss
Total loss for reportable segments	$(17,667)	$(36,126)
Interest and other income, net	2,497	4,994
Amortization of goodwill and other intangibles	(1,346)	(21,437)
In-process research and development	—	(13,400)
Restructuring and impairment charges	(24,022)	—
Amortization of deferred compensation	(5,898)	(25,324)

Loss before income taxes	$(46,436)	$(91,293)

Geographic information
Revenues
United States	$5,925	$25,680
Asia	1,041	1,997
Europe	3,130	13,085

Consolidated total	$10,096	$40,762

Revenues are attributed to countries based on the location of customers.

NOTE 6—SIGNIFICANT CUSTOMERS

In the three months ended March 31, 2002, Alcatel accounted for 13.4% of the Company’s net revenues. In the three months ended April 1, 2001, Alcatel, Agilent Technologies, and Corvis Corporation accounted for 15.6%, 12.8% and 11.6% of the Company’s net revenues, respectively.

NOTE 7—CONTINGENCIES

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discoveries. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and seven of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the Issuer Defendant and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. The Company believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. An unfavorable resolution of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

On March 12, 2001, another putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et. al., Civil Action No. C-01-1148; Spanos v. New Focus, Inc., et. al., Civil Action No. C-01-1328; Patton v. New Focus, Inc., et. al., Civil Action No. C-01-1413, and Naiditch v. New Focus, Inc., et. al., Civil Action No. C-01-1689 have also been filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The Naiditch action asserts a class period from October 25, 2000 to March 5, 2001. The cases were consolidated, and a lead plaintiff was appointed. On February 15, 2002, the District Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. The order dismissing the action gave the plaintiffs a deadline of thirty days from February 15, 2002 in which to file an amended complaint. No amended complaint was filed by the deadline and the Company therefore believes that this lawsuit has been concluded.

On April 10, 2001, a stockholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company’s directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint named the Company solely as a nominal defendant against whom the plaintiff seeks no recovery. On April 25, 2002, the Company received notice that the Plaintiff dismissed the action without prejudice pursuant to Delaware Court of Chancery Rule 41(a).

In addition, the Company is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the position of the Company.

NOTE 8 – RESTRUCTURING AND IMPAIRMENT CHARGES

In March 2002, the Company decided to divest operations related to the manufacture and sale of passive optical components products. As a part of this action, the Company will cease operations at its 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. The Company plans to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at its China manufacturing facility early in the third quarter of 2002.

The product line divestiture and plant closure will reduce the Company’s worldwide work force by approximately 350 people. For the three months ended March 31, 2002, the Company recorded restructuring and impairment charges totaling $24.0 million. The restructuring and impairment charges included $23.4 million for the write-down of the Company’s facility in China and equipment related to its passive product line and $644,000 for severance costs covering approximately 156 employees. Non-cash items included in the restructuring and impairment charges totaled $23.4 million. The Company estimated the net realizable value of its facility and land in Shenzhen, China based on consultation with real estate brokers located in Shenzhen, China. The net realizable value of equipment was determined through consultation with equipment brokers and auctions service providers. The Company expects to record an additional charge of $4-6 million in the second quarter of 2002 to complete these restructuring activities. As of March 31, 2002, $4.7 million in accrued restructuring costs, consisting of $3.2 million for severance costs and $1.4 million for facility closure costs, remained in current liabilities.

The table below summarizes the Company’s restructuring and impairment activities (in thousands):

	Provision Balance as of December 30, 2001	Quarter Ended March 31, 2002	Cash Payments	Non-cash Charges	Provision Balance as of March 31, 2002
Restructuring and impairment activities:
Workforce reduction severance	$3,058	$644	$(480)	$—	$3,222
Facility Closure	1,898	16	(473)	—	1,441
Property and equipment write-down	—	23,362	—	(23,362)	—

Restructuring and impairment charges	$4,956	$24,022	$(953)	$(23,362)	$4,663

On April 24, 2002, the Company entered into a definitive agreement to sell the passive optical components product line to Finisar Corporation. Under the terms of the agreement, Finisar will acquire the physical assets and intellectual property associated with this product line. The physical assets include development and production equipment as well as certain raw material and finished goods inventories. New Focus will assign to Finisar the intellectual property rights to fifty pending and issued patents, the Company’s proprietary know-how, and certain trademarks associated with this product line. New Focus will retain exclusive rights for use of this intellectual property outside the field of fiber optic communications. Finisar will grant to New Focus the ability to resell these passive optical components products through New Focus’ photonics tools catalog, website and related sales and marketing functions. Additionally, as part of the transaction, Finisar will employ certain key personnel from New Focus that have been associated with this product line.

New Focus will receive a minimum total consideration of approximately $12.75 million under the terms of the agreement. New Focus will receive an initial payment of approximately $6.75 million payable in the form of Finisar common stock. New Focus will also receive cash royalty payments that are subject to guaranteed minimum annual payments totaling $6.0 million during the first three years of the agreement. The royalty payments are based on a percentage of the sales of all products that utilize the transferred technology.

NOTE 9 – INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over the estimated useful lives of two to fours years. The components of intangible assets are as follows (in thousands):

	March 31, 2002	December 30, 2001
Developed technology	$19,264	$19,264
Customer base	2,877	2,877
Non-compete agreement and workforce	3,076	3,076
Other intangibles	777	777

Total intangibles assets	25,994	25,994
Less: accumulated amortization	(15,046)	(13,700)

	$10,948	$12,294

Estimated amortization expense for each of the following fiscal years are (in thousands):

2002	$4,592
2003	3,794
2004	3,777
2005	131

$12,294

NEW FOCUS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains predictions, estimates and other forward-looking statements regarding the revenue outlook for the second quarter of 2002, potential impairment and restructuring charges, planned reductions in the company’s expense structure by the end of 2002, the company’s projected quarterly revenue level to achieve profitability, estimates of net loss and net cash outflow at the company’s current revenue level assuming realization of projected expense reductions, and the company’s commitment to its acquisition and partnering strategies. These statements are subject to risks and uncertainties and actual results may differ materially from any future performance suggested. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to weakness and uncertainties related to general economic conditions and overall demand within the company’s markets, especially the telecommunications industry; the high sensitivity of the size of the company’s net loss to its level of revenue due to the fixed and/or project oriented nature of its expenses; and the difficulty of achieving anticipated cost reductions due to unforeseen expenses, including costs arising from the consolidation of the company’s manufacturing operations and the divestiture of certain product lines, that may arise in future quarters. Additionally, if we cannot effectively execute on our acquisition and partnering strategies and our expansion into potential new markets, we will be unable to achieve our profitability goal in a timely manner. We may experience difficulty in achieving anticipated cost reductions due to an inability to reduce expenses without jeopardizing product development schedules for product areas that will be an ongoing focus of our business. Furthermore, any unforeseen delays in completing the development of the company’s new products may limit our ability to generate volume revenues. We also may experience difficulty in gaining customer acceptance of our new products and in generating future revenue from new products commensurate with prior investments in research and development activities. Other risk factors that may affect the company’s financial performance are listed in “Risk Factors” elsewhere in this document.

Overview

Demand for our telecom products fell abruptly beginning in the latter half of the first quarter of 2001 due to the widespread business downturn in the telecommunications industry. Market conditions continued to worsen with each successive quarter of 2001. As a result of the telecommunications industry downturn, we experienced order cancellations and rescheduling of orders to later periods. Revenues from our telecom products declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter, $9.7 million in the third quarter and $4.4 million in the fourth quarter. At the same time, as a result of the broader economic downturn, demand for our photonics tools also declined, particularly impacting OEM sales to the semiconductor market. Revenues from our photonics tools products declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter, $6.1 million in the third quarter and $5.0 million in the fourth quarter. Revenues from our telecom products and photonics tool products comprised $4.9 million and $5.2 million, respectively, of our total net revenues in the first quarter of 2002. We expect that our total net revenues in the second quarter of 2002 will be within a range of $8-11 million.

We expect difficult conditions within the telecommunications market to continue for the balance of 2002 and well into 2003. In March 2002, we decided to divest operations related to the manufacture and sale of passive optical components products. As a part of this action, we will cease operations at our 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. Although our divestiture of our passive optical components product line and the closing of our offshore manufacturing operations will accelerate the realization of cost savings, in light of the market conditions, it is unlikely that we will be able to generate $15-16 million in quarterly revenue from our current product lines. Consequently, we intend to seek strategic acquisition opportunities to grow our revenues and diversify our product portfolio.

In addition, we will continue to review our various lines of business and will adjust our cost reduction plans and business strategies to fit market realities.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Inventories.  Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories well in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. The inventory risk is compounded for telecom products, because many of our customers place orders with short lead times. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry in 2001. Further we recorded inventory write-downs of approximately $1.3 million in the quarter ended March 31, 2002 related to the divestiture of our passive product line. The excess inventory write-downs, and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our excess inventory write-down would be required.

Impairment of goodwill and other intangible assets.  At March 31, 2002, we had $10.9 million of other intangible assets. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. During 2001, we wrote off $289.3 million of goodwill. At December 30, 2001, there was no remaining goodwill.

Restructuring and Impairment.  For the three months ended March 31, 2002, we recorded restructuring and impairment charges totaling $24.0 million. The restructuring and impairment charges included $23.4 million for the write-down of our facility in China and equipment related to the passive product line and $644,000 for severance costs covering approximately 156 employees. At March 31, 2002 we had a remaining accrual of $4.7 million. The restructuring accrual contains estimates for facilities lease losses and equipment salvage values, and may require an adjustment if actual results differ, which could materially affect our results of operations.

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

RESULTS OF OPERATIONS:

Net Revenues:

Net revenues decreased to $10.1 million for the three months ended March 31, 2002 from $40.8 million for the three months ended April 1, 2001, primarily as a result of the decreased sales of our telecom products attributed to a widespread business downturn in the telecommunications industry. Sales of our telecom products were $4.9 million, or 48.5% of total net revenues for the three months ended March 31, 2002, compared to $32.3 million, or 79.2% of total net revenues, for the three months ended April 1, 2001.

Gross Profit (Loss):

Gross profit, including amortization of deferred stock compensation, decreased to a loss of 47.2% in the three months ended March 31, 2002, from a loss of 44.6% in the three months ended April 1, 2001. Excluding amortization of deferred stock compensation of $940,000 and $3.5 million, respectively, gross profit decreased to a loss of 37.9% in the three months ended March 31, 2002 from a loss of 36.0% in the three months ended April 1, 2001. The substantial loss for the first quarter of 2002 is primarily due to the lower revenue and high level of fixed manufacturing costs. Cost of net revenues for the three months ended March 31, 2002 also includes a $1.3 million charge for the write-down of excess inventories, due to the divestiture of the passives product line. The substantial loss for the first quarter of 2001 is primarily due to a $28.5 million charge for the write-down of excess inventories and related charges.

Research and Development Expenses:

Research and development expenses, including amortization of deferred stock compensation, increased to 110.1% of net revenues, or $11.1 million, in the three months ended March 31, 2002 from 77.1% of net revenues, or $31.4 million, in the three months ended April 1, 2001. Excluding amortization of deferred stock compensation of $3.8 million and $18.6 million, respectively, research and development expenses increased to 72.9% of net revenues, or $7.4 million, in the three months ended March 31, 2002 from 31.4% of net revenues, or $12.8 million, in the three months ended April 1, 2001. Research and development expenses, excluding amortization of deferred stock compensation, increased as a percentage of net revenues for the comparable periods, but decreased in absolute dollars as a result of the Company’s efforts to more closely align development expenses with revenue expectations for 2002.

Sales and Marketing Expenses:

Sales and marketing expenses, including amortization of deferred stock compensation, increased to 29.3 % of net revenues, or $3.0 million, in the three months ended March 31, 2002 from 9.4% of net revenues, or $3.8 million, in the three months ended April 1, 2001. Excluding amortization of deferred stock compensation of $385,000 and $1.4 million, respectively, sales and marketing expenses increased slightly to $2.6 million in the first quarter of 2002 from $2.4 million in the first quarter of 2001.

General and Administrative Expenses:

General and administrative expenses, including amortization of deferred stock compensation, increased to 46.8% of net revenues, or $4.7 million, in the three months ended March 31, 2002 from 19.6% of net revenues, or $8.0 million, in the three months ended April 1, 2001. Excluding amortization of deferred stock compensation of $821,000 and $1.8 million, respectively, general and administrative expenses increased as a percentage of net revenues to 38.6%, or $3.9 million, in the three months ended March 31, 2002, from 15.2% of net revenues, or $6.2 million, in the three months ended April 1, 2001. The decrease in the absolute dollar amount for general and administrative expenses was primarily due to lower legal and consulting fees. Expenses for the first quarter of 2001 included costs associated with the integration of JCA and Globe Y.

Amortization of Goodwill and Other Intangibles:

Amortization of goodwill and other intangibles which arose from our acquisitions of JCA and Globe Y in January and February 2001, respectively, totaled $1.3 million and $21.4 million in the three months ended March 31, 2002 and April 1, 2001, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in 2001. Other intangibles are being amortized over estimated useful lives of approximately two to four years.

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

Restructuring and Impairment Charges:

In March 2002, we decided to divest operations related to the manufacture and sale of our passive optical components products. As a part of this action, we will cease operations at our 243,000 square foot manufacturing facility in Shenzhen, China after fulfillment of end-of-life orders from customers. We plan to discontinue development work on all passive products early in the second quarter of 2002 and cease operations at our China manufacturing facility early in the third quarter of 2002.

The product line divestiture and plant closure will reduce our worldwide work force by approximately 350 people. For the three months ended March 31, 2002, we recorded restructuring and impairment charges totaling $24.0 million. The restructuring and impairment charges included $23.4 million for the write-down of our facility in China and equipment related to the passive product line and $644,000 for severance costs covering approximately 156 employees. Non-cash items included in the restructuring and impairment charges totaled $23.4 million. We estimated the net realizable value of our facility and land in Shenzhen, China based on consultation with real estate brokers located in Shenzhen, China. The net realizable value of equipment was determined through consultation with equipment brokers and auctions service providers. We expect to record an additional charge of $4-6 million in the second quarter of 2002 to complete these restructuring activities. As of March 31, 2002, $4.7 million in accrued restructuring costs, consisting of $3.2 million for severance costs and $1.4 million for facility closure costs, remained in current liabilities.

On April 24, 2002, we entered into a definitive agreement to sell the passive optical components product line to Finisar Corporation. Under the terms of the agreement,

Finisar will acquire the physical assets and intellectual property associated with this product line. The physical assets include development and production equipment as well as certain raw material and finished goods inventories. We will assign to Finisar the intellectual property rights to fifty pending and issued patents, our proprietary know-how, and certain trademarks associated with this product line. We will retain exclusive rights for use of this intellectual property outside the field of fiber optic communications. Finisar will grant to New Focus the ability to resell these passive optical components products through our photonics tools catalog, website and related sales and marketing functions. Additionally, as part of the transaction, Finisar will employ certain key personnel from New Focus that have been associated with this product line.

We will receive a minimum total consideration of approximately $12.75 million under the terms of the agreement. We will receive an initial payment of approximately $6.75 million payable in the form of Finisar common stock. We will also receive cash royalty payments that are subject to guaranteed minimum annual payments totaling $6.0 million during the first three years of the agreement. The royalty payments are based on a percentage of the sales of all products that utilize the transferred technology.

We will continue to review our various lines of business and will adjust our cost reduction plans and business strategies to fit market realities.

Interest and Other Income, net:

Interest and other income, net totaled $2.5 million for the three months ended March 31, 2002, compared to $5.0 million for the three months ended April 1, 2001. Interest income was the largest component, totaling $2.5 million and $5.8 million for 2002 and 2001, respectively. The decrease in interest income for the comparable periods was due to a combination of a lower average cash and short-term investment balance and a lower investment yield. The average cash and short-term investment balance was approximately $116.9 million, or 29%, lower in the first quarter of 2002 compared to the first quarter of 2001.

Income Taxes:

As a result of the significant on-going losses no income tax provision was recorded for the three months ended March 31, 2002. For the three months ended April 1, 2001, we recorded a benefit for income taxes of approximately $5.0 million related to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 in the first quarter of 2001, primarily for alternative minimum taxes and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES:

Our cash, cash equivalents and short-term investments decreased to $284.2 million at March 31, 2002 from $294.7 million at December 31, 2001. The decrease in cash, cash equivalents and short-term investments was primarily due to our net loss of $46.4 million partially offset by non-cash charges of $34.6 million. Net working capital was $287.5 million at March 31, 2002.

Cash used in operating activities was $12.0 million in the three months ended March 31, 2002, primarily due to our net loss (excluding non-cash charges) of $11.8 million and a decrease in accrued expenses of $3.4 million, partially offset by increases in inventory and prepaid expenses and other current assets of $3.2 million. Cash provided by investing activities, excluding net proceeds from sales and maturities of investments, was $163,000. Cash generated by financing activities was $2.4 million in the three months ended March 31, 2002 primarily due to proceeds from the sale of stock under employee stock option and purchase plans and the repayment of stockholder notes.

Cash used for capital expenditures in the three months ended March 31, 2002 was $260,000. We expect that our capital expenditures will continue to be minimal throughout 2002. We have no material contractual obligations or commercial commitment other than future minimum payments under operating leases for our facilities, which total $40.0 million through 2011.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

ITEM 3 – Qualitative and Quantitative Disclosures About Market Risk

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

We incurred net losses of approximately $46.4 million for the quarter ended March 31, 2002, compared to net losses of approximately $79.5 million for the quarter ended December 30, 2001, and approximately $32.0 million for the quarter ended September 30, 2001. For the fiscal year ended December 30, 2001, we incurred net losses of approximately $495.4 million, approximately $36.0 million for the fiscal year ended December 31, 2000, and approximately $7.7 million for the nine months ended March 31, 1999. As of March 31, 2002, we had an accumulated deficit of approximately $593.3 million. Due to the current economic climate and associated uncertainty within the telecommunications industry that have contributed to the sharp decline in demand for our products, we are currently unable to provide meaningful forecasts beyond the second quarter of 2002. We expect the difficult industry conditions to continue throughout 2002 and well into 2003. Consequently, our efforts to reduce our expense structure and minimize the use of our cash may not be successful. Furthermore, we need to achieve $15-16 million in quarterly revenues in order to return to profitability based on our announced restructuring plans. Achievement of this level of revenues is unlikely in 2002 without revenues provided by strategic acquisitions. We may be unable to complete such acquisitions for a variety of reasons. As a result of the foregoing, we may not be able to generate sufficient revenues and adequately contain costs and operating expenses necessary to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We are experiencing decreased sales and increased difficulty in predicting future operating results.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse impact on our revenues. With our limited order backlog, we are unable to predict future sales accurately or provide meaningful long-term guidance for our future financial performance. In the fiscal year ended December 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of approximately $36.6 million. Further we recorded inventory write-downs of approximately $1.3 million in the quarter ended March 31, 2002 related to the divestiture of our passive product line. We have in the past been, and may in the future be, unable to accurately forecast our revenues, and therefore our future operating expenses. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

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

Our operating results are adversely impacted by purchase accounting treatment, primarily due to the impact of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from the two acquisitions we completed in 2001. Under generally accepted accounting principles in the United States through June 30, 2001, we accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we recorded the fair market value of our common shares issued in connection with acquisitions, the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development, acquired technology, acquired customer base and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net identifiable assets to goodwill. We also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely affecting gross profit and the costs of integrating new businesses or curtailing overlapping operations. In addition, for fiscal 2001, we recorded an acquisition-related amortization expense of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all the remaining goodwill had been written off through impairment charges. As of March 31, 2002, the net book value of other intangible assets arising from our acquisitions of JCA and Globe Y was approximately $10.7 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in net loss for the period in which the transaction takes place, which could have a material and adverse effect on our results of operations.

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

Our customer base is highly concentrated. Historically, orders from a relatively limited number of customers accounted for a substantial portion of our net sales. In the three months ended March 31, 2002, Alcatel S.A. accounted for 13.4% of our net revenues. In the fiscal year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for approximately 13.4% and 11.3% of our net revenues, respectively. In the fiscal year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for approximately $17.6%, 14.4% and 10.6% of our net revenues, respectively. We anticipate that our operating results will continue to depend on sales to a relatively small number of customers. As a result of the significant downturn in the telecommunications industry, we have a minimal amount of order backlog. If we lose of any of our key customers or if these customers continue to reduce order volumes, we may not be able to replace the loss of orders with orders from new customers, which would materially adversely affect our revenues.

We have incurred, and may in the future continue to incur, inventory-related charges, the amounts of which are difficult to predict accurately.

Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. None of our current customers have any minimum purchase obligations, and they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. As a result of the business downturn, we have incurred charges to align our inventory with actual customer requirements over the near term. Despite our limited ability to forecast customer demand, due to the long lead time required for some of the raw materials used to manufacture our products, we have to order certain raw materials months in advance of when we expect to need them. If we over-estimate demand, we will incur additional inventory write-downs. As discussed above, our ability to forecast our customers’ needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In the fiscal year ended December 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of approximately $36.6 million. Further we recorded inventory write-downs of approximately $1.3 million in the quarter ended March 31, 2002 related to the divestiture of our passives product line. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that these inventory-related charges are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

Risks Related to Our Business

The complexity of our product lines necessitates a business infrastructure that our current net revenues do not support. Our results of operations will continue to be adversely affected if we are unable to successfully restructure our operations.

Our two business segments are comprised of telecom and photonics tools. We have distinct product lines within these segments that require significant development resources, and we manufacture our products in multiple production facilities. The complexity of our multiple product lines necessitates a business infrastructure requiring substantially higher revenue levels than we are currently achieving. As a result of the slowdown in the economy and excess customer inventories, our order rates have declined, and we have a minimal amount of order backlog. We are currently reviewing the products we sell to customers, the locations in which we operate and the manner in which we go to market with our core product offerings. We have decided to exit the business of selling passive optical components products to the telecommunications market and recently we entered into a definitive agreement to sell the passive optical component product line to Finisar Corporation. Ultimately, we may decide to eliminate additional product offerings through termination, sale or other disposition or to sustain certain products at a minimum level where customer commitments prevent us from eliminating the offering altogether. Any decision to further eliminate or limit our offering of a product could involve the expenditure of capital, the realization of losses, a reduction in workforce, additional facility consolidations and/or the elimination of revenues along with the associated costs, any of which could harm our financial condition and operating results.

If the telecommunications market does not recover for an extended period of time, our ability to generate revenues from sales of our telecom products will be severely affected.

For the quarter ended March 31, 2002, approximately 48.5% of our revenues were from our telecom products, and for the fiscal year ended December 30, 2001, approximately 70% of our revenues were from our telecom products. In 2001, the telecommunications market experienced, and continues to experience, a substantial market downturn. Even if we are successful with our strategy to diversify, we will still be dependent upon the telecommunications market, although to a lesser degree. Our success will still depend partly on the continued growth of the Internet as a widely-used medium for commerce and communications, the continuing increase in the amount of data, or bandwidth, transmitted over communications networks and the growth and upgrading of optical networks to meet the increased demand for bandwidth. If the bandwidth requirements do not expand and upgrading of optical networks does not continue, the telecommunications market may not grow sufficiently enough to enable us to increase or even maintain the sales of our telecom products, adversely affecting our total net revenues. During 1999-2000, carriers and systems providers’ expectations for growth in bandwidth requirements were overly optimistic and resulted in significant over-ordering. This over-ordering has created significant excess inventories within the telecommunications industry. The excess inventory has reduced visibility for component and equipment suppliers as to the real demand for product within the industry. If we cannot accurately forecast the demand for our telecom products, our product development efforts may not be timed to our customers’ requirements and availability of our existing products may not be matched to our customers’ needs, either of which would adversely impact our results of operations.

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

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We have recorded significant impairment charges with respect to our acquisitions of JCA and Globe Y. We cannot guarantee that in the long-term these acquisitions or any future acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

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

We may from time to time become involved in various lawsuits and legal proceedings. For example, the Company has been a defendant in various putative securities class actions filed in the United States District Court for the Northern District of California, which actions were recently dismissed by the court with leave to amend. No amended complaint was filed by the deadline set by the court and we therefore believe that this lawsuit has been concluded.

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

In April 2002, we announced the promotion of Nicola Pignati to president and chief executive officer. Mr. Pignati will also join our board of directors following our annual meeting of stockholders scheduled for May 29, 2002. R. Clark Harris, the chairman of our board of directors, served as president and chief executive officer from October 2001. Mr. Harris will remain in an active role as our chairman of the board and chief strategy officer. Our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely impaired.

We have reduced our work force from approximately 2,100 in the first quarter of 2001 to approximately 750 employees at the end March 2002. We have instituted restructuring plans that include further reductions in our worldwide workforce. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended March 31, 2002, approximately 41.3% of our net revenues were from international sales, and for the fiscal year ended December 30, 2001, approximately 35.7% of our net revenues were from international sales. We expect that sales to customers outside North America will continue to account for a significant portion of net sales.

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

We face a challenge in accurately balancing our manufacturing capacity with the demand for our products. Throughout 2000, we aggressively expanded our manufacturing capacity in both the U.S. and China, through the expansion of facilities and the hiring of employees. As a result of the lower order volumes by our customers in 2001, we closed our Santa Clara facility for the U.S. and our smaller facility in Shenzhen, China and slowed the rate of production in our other U.S. and China factories in the first two quarters of 2001. Currently we operate manufacturing facilities in San Jose, California, Camarillo, California, and Shenzhen, China.

When we closed our older Santa Clara facility, we transferred our passive optical components product development activities to our newer, larger facility in San Jose, and when we closed our smaller production facility in Shenzhen, we consolidated optical components product manufacturing activities into our larger Shenzhen factory, which, in connection with the sale of our passive optical components business, we plan to close in the third quarter of 2002. We also plan to close our Camarillo, California facility in the third quarter of 2002 as a result of the difficult conditions in the telecommunications industry, which we believe will extend well into 2003. We will concentrate manufacturing activities in San Jose and outsource manufacturing requirements as needed. Our efforts to close underutilized manufacturing facilities may involve significant cash expenditures and cause potential disruption, which would adversely impact our results of operations.

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. We have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields and delays in the shipment of our products. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. Due to the planned closure of our Camarillo, California facility, we may transfer certain production activities to offshore subcontractors, which will require precise coordination between our operations and those of the subcontractors. Without this coordination we may experience manufacturing delays and reduced manufacturing yields. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Additionally, most of our telecommunications products require Telcordia qualifications testing. Customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. Under our current restructuring plans we are consolidating our worldwide manufacturing operations. The manufacturing lines for these products at our consolidated facilities or at our subcontractors’ facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in a potentially significant lost revenue opportunity over the term of that program.

Our failure to accurately forecast component and material requirements has caused us to incur additional costs, have excess inventories or have insufficient materials to build our products, all of which have harmed our results of operations. If we continue to be unable to accurately forecast component and material requirements, our results of operations will continue to be adversely impacted.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain market conditions in the telecommunications and photonics tools industries and the economy in general. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components or materials at a given time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations. Order cancellations and lower order volumes by our customers have created excess inventories. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. In fiscal 2001, we recorded approximately $36.6 million in excess inventory and related order cancellation fees, primarily related to telecom products, which negatively impacted our operating results. Most of these charges were incurred in the first quarter of fiscal 2001. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges.

We depend on single or limited source suppliers for some of the key components in our products, which may make us susceptible to supply shortages or price fluctuations if demand for our products increases.

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. The recent softening of demand in the telecommunications industry could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

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

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discoveries. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonectics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that

Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discoveries. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against us and seven of our officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaints allege violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the Issuer Defendant and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. We and our named officers and directors believe that we have meritorious defenses to these lawsuits and will defend the litigation vigorously. An unfavorable resolution of these lawsuits could have a material adverse effect on our business, results of operations or financial condition of the Company.

On March 12, 2001, another putative securities class action, captioned Mandel v. New Focus, Inc., et. al., Civil Action No. C-01-1020, was filed against New Focus and several of its officers and directors in the United States District Court for the Northern District of California. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified damages on behalf of a purported class that purchased New Focus common stock between January 31, 2001 and March 5, 2001. Substantially similar actions, captioned Rosen v. New Focus, Inc., et. al., Civil Action No. C-01-1065; Solomon v. New Focus, Inc., et. al., Civil Action No. C-01-2023; Deutch v. New Focus, Inc., et. al., Civil Action No. C-01-1123; Connors v. New Focus, Inc., et.

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

On April 10, 2001, a stockholder derivative action purportedly on behalf of the Company, captioned Sherman v. Harris et. al., Civil Action No. 18797-NC, was filed in Delaware Chancery Court. The complaint alleges that the Company’s directors breached their fiduciary duties to the Company by engaging in alleged wrongful conduct including conduct complained of in the securities litigation described above. The complaint named the Company solely as a nominal defendant against whom the plaintiff seeks no recovery. On April 25, 2002, the Company received notice that the Plaintiff dismissed the action without prejudice pursuant to Delaware Court of Chancery Rule 41(a).

In addition, we are subject to various claims that arise in the normal course of business.

ITEM 2.    Changes in Securities and Use of Proceeds—

None.

ITEM 3.    Defaults Upon Senior Securities—

Not Applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders—

None.

ITEM 5.    Other Information—

Not Applicable.

ITEM 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

10.25 Form of Amendment to Nonstatutory Stock Option Agreement entered into as of March 7, 2002, by and between the Registrant and each of Peter Hansen, R. Clark Harris and Nicola Pignati.

10.26 Amended and Restated Stock Option Agreement entered into as of March 7, 2002, by and between the Registrant and each of Dr. Timothy Day, Peter Hansen and William L. Potts, Jr.

10.27 Stock Option Agreement dated as of November 14, 2001, by and between the Registrant and R. Clark Harris.

b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE: May 13, 2002	BY:/s/ Nicola Pignati Nicola Pignati President and Chief Executive Officer

DATE: May 13, 2002	BY:/s/ William L. Potts, Jr. William L. Potts, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.25	Form of Amendment to Nonstatutory Stock Option Agreement entered into as of March 7, 2002, by and between the Registrant and each of Peter Hansen, R. Clark Harris and Nicola Pignati.

10.26	Amended and Restated Stock Option Agreement entered into as of March 7, 2002, by and between the Registrant and each of Dr. Timothy Day, Peter Hansen and William L. Potts, Jr.

10.27	Stock Option Agreement dated as of November 14, 2001, by and between the Registrant and R. Clark Harris.