Form 10-Q
period 2002-06-30
NEW FOCUS INC
filed 2002-08-14
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 0-29811

NEW FOCUS, INC.
(Exact Name of Registrant as Specified in its Charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 33-0404910
5215 Hellyer Avenue, San Jose, California 95138-1001
Telephone: (408) 284-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

On July 31, 2002, 76,845,199 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I.    FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements (Unaudited)

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 30, 2001
	(unaudited)	(see note)
ASSETS
Current Assets
Cash and cash equivalents	$137,151	$78,664
Short-term investments	180,948	215,991
Trade accounts receivable, less allowances of $1,094 in 2002 and $1,848 in 2001	4,163	5,025
Inventories:
Raw materials	2,581	4,328
Work in progress	1,559	1,653
Finished goods	1,710	3,259

Total Inventories	5,850	9,240
Prepaid expenses and other current assets	12,199	8,857

Total current assets	340,311	317,777
Property, plant and equipment:
Land and building	15,073	24,605
Manufacturing and development equipment	19,487	49,880
Computer software and equipment	5,198	7,810
Office equipment	3,242	4,279
Leasehold improvements	15,097	15,772
Construction in progress	349	3,053

	58,446	105,399
Less allowances for depreciation and amortization	(11,667)	(17,333)

Net property, plant and equipment	46,779	88,066
Intangible assets, net of accumulated amortization of $16,369 in 2002 and $13,700 in 2001	1,933	12,294
Other assets	11,421	11,587

Total assets	$400,444	$429,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,055	$2,438
Accrued compensation and related benefits	5,618	5,710
Other accrued expenses	6,815	5,111
Restructuring accrual	7,221	4,956
Deferred revenue and research and development funding	93	1,775
Current portion of long-term debt	—	109

Total current liabilities	22,802	20,099
Long-term debt, less current portion	—	7
Deferred rent	1,595	1,508
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—76,537,343 in 2002 and 75,980,323 in 2001	76	76
Additional paid-in capital	976,467	977,541
Notes receivable from stockholders	(2,804)	(5,815)
Deferred compensation	(7,603)	(18,220)
Accumulated other comprehensive income	1,001	1,436
Accumulated deficit	(591,090)	(546,908)

Total stockholders’ equity	376,047	408,110

Total liabilities and stockholders’ equity	$400,444	$429,724

Note:	The December 30, 2001 consolidated balance sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

3

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenues	$9,114	$26,649	$19,210	$67,411
Cost of net revenues(1)	12,899	26,349	26,820	81,791

Gross profit (loss)	(3,785)	300	(7,610)	(14,380)

Operating Expenses:
Research and development(2)	7,002	14,455	15,381	27,262
Less funding received from research and development contracts	(485)	(78)	(1,502)	(90)

Net research and development	6,517	14,377	13,879	27,172
Sales and marketing(3)	2,312	2,942	4,890	5,389
General and administrative(4)	4,289	6,429	8,191	12,633
Amortization of goodwill and other intangibles	1,323	22,462	2,669	43,899
Impairment of goodwill and other intangibles	7,692	241,574	7,692	241,574
In-process research and development	—	—	—	13,400
Restructuring and asset impairment charges	11,596	3,623	35,618	3,623
Deferred compensation	4,117	16,057	10,015	41,381

Total operating expenses	37,846	307,464	82,954	389,071

Operating loss	(41,631)	(307,164)	(90,564)	(403,451)
Interest income	2,296	4,440	4,898	10,275
Interest expense	(5)	(11)	(78)	(24)
Other income (expense), net	41,594	76	41,562	(752)

Income (loss) before benefit for income taxes	2,254	(302,659)	(44,182)	(393,952)
Benefit for income taxes	—	(5,000)	—	(10,000)

Net income (loss)	$2,254	$(297,659)	$(44,182)	$(383,952)

Basic and diluted net income (loss) per share	$0.03	$(4.07)	$(0.59)	$(5.34)

Shares used to compute basic net income (loss) per share	75,608	73,086	75,463	71,948

Shares used to compute diluted net income (loss) per share	76,627	73,086	75,463	71,948

(1)
Excluding amortization of deferred stock compensation of $686 and $1,626 for the three and six months ended June 30, 2002, and $2,421 and $5,912 for the three and six months ended July 1, 2001, respectively.

(2)
Excluding amortization of deferred stock compensation of $2,429 and $6,181 for the three and six months ended June 30, 2002, and $11,194 and $29,833 for the three and six months ended July 1, 2001, respectively.

(3)
Excluding amortization of deferred stock compensation of $286 and $671 for the three and six months ended June 30, 2002, and $898 and $2,298 for the three and six months ended July 1, 2001, respectively.

(4)
Excluding amortization of deferred stock compensation of $716 and $1,537 for the three and six months ended June 30, 2002, and $1,544 and $3,338 for the three and six months ended July 1, 2001, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30, 2002	July 1, 2001
Operating activities
Net loss	$(44,182)	$(383,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,191	5,633
Restructuring and impairment charges	29,884	1,985
Amortization of goodwill and other intangibles	2,669	43,899
Impairment of goodwill and other intangibles	7,692	241,574
Acquired in-process research and development	—	13,400
Amortization of deferred compensation	10,015	41,381
Deferred rent	87	200
Loss on disposal of assets	225	—
Gain from sale of assets related to divestiture	(41,532)	—
Changes in operating assets and liabilities:
Trade accounts receivable	862	7,671
Inventories	2,853	18,712
Prepaid expenses and other current assets	3,408	(1,068)
Accounts payable	617	(13,283)
Accrued expenses	(205)	3,179
Deferred tax liability and income tax payable	—	(10,180)
Deferred research and development funding and deferred revenue	(1,682)	—

Net cash used in operating activities	(23,098)	(30,849)
Investing activities
Purchase of available-for-sale investments	(66,296)	(168,290)
Proceeds from sales and maturities of investments	100,904	80,893
Acquisition of businesses and related expenses, net of cash acquired	—	(81,693)
Acquisition of property, plant and equipment	(1,071)	(42,722)
Proceeds from sale of property, plant and equipment	448	617
Proceeds from sale of assets related to divestiture	45,000	—
Decrease in other assets	166	4,524

Net cash provided by (used) in investing activities	79,151	(206,671)
Financing activities
Payments on equipment loan	(103)	(109)
Proceeds from issuance of common stock, net of repurchases	1,262	258
Proceeds from payment of notes receivable with shareholders	1,275	422

Net cash provided by financing activities	2,434	571

Increase (decrease) in cash and cash equivalents	58,487	(236,949)
Cash and cash equivalents at beginning of period	78,664	363,375

Cash and cash equivalents at end of period	$137,151	$126,426

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2002

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

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

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended June 30, 2002 and July 1, 2001 each contained 91 days. The six-month periods ended June 30, 2002 and July 1, 2001 each contained 182 days.

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

In accordance with FAS 142, the following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent in the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands, except per share amounts)
Reported net income (loss)	$2,254	$(297,659)	$(44,182)	$(383,952)
Net impact of goodwill amortization and impairment charges	—	(18,760)	—	—

Adjusted net income (loss)	$2,254	$(316,419)	$(44,182)	$(383,952)

Reported basic and diluted net income (loss) per share	$0.03	$(4.07)	$(0.59)	$(5.34)
Net impact of goodwill amortization and impairment charges	—	(0.26)	—	—

Adjusted basic and diluted net income (loss) per share	$0.03	$(4.33)	$(0.59)	$(5.34)

        In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. FAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. FAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of FAS 146 will have a material effect on its financial position or results of operations.

NOTE 2—COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended June 30, 2002 is $2.8 million, comprised of the Company’s net income of $2.3 million and $550,000 of net unrealized holding gains on marketable equity securities. Comprehensive loss for the six months ended June 30, 2002 is $44.6 million, comprised of the Company’s net loss of $44.2 million and $435,000 of net unrealized holding losses on marketable equity securities. Comprehensive loss for the three months ended July 1, 2001 is $297.4 million, comprised of the Company’s net loss of $297.7 million and $263,000 of net unrealized holding gains on marketable equity securities. Comprehensive loss for the six months ended July 1, 2001 is $382.9 million, comprised of the Company’s net loss of $384.0 million and $1.1 million of net unrealized holding gains on marketable equity securities

NOTE 3—INCOME (LOSS) PER SHARE

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic income (loss) per share and diluted loss per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period, less the common shares subject to repurchase, and excludes any dilutive effects of convertible preferred stock, warrants for convertible preferred stock and common stock, and outstanding stock options. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of basic income (loss) per share was 8,347,984 for the three and six months ended June 30, 2002 and 7,077,000 for the three and six months ended July 1, 2001. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per common share calculation plus the dilutive effect of convertible preferred stock, warrants for convertible preferred stock and common stock, and outstanding stock options.

The following table sets forth the calculation of basic and diluted net income (loss) per share.

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands, except per share amounts)
Net income (loss) (numerator)	$2,254	$(297,659)	$(44,182)	$(383,952)

Shares used in computing basic and diluted net income (loss) per share (denominator):
Weighted average common shares outstanding:	76,492	75,580	76,398	74,560
Less shares subject to repurchase:	(884)	(2,494)	(935)	(2,612)

Denominator for basic net income (loss) per share:	75,608	73,086	75,463	71,948

Effect of dilutive securities:	1,019	—	—	—
Denominator for diluted net income (loss) per share:	76,627	73,086	75,463	71,948

Basic net income (loss) per share:	$0.03	$(4.07)	$(0.59)	$(5.34)

Diluted net income (loss) per share:	$0.03	$(4.07)	$(0.59)	$(5.34)

NOTE 4—INCOME TAXES

No tax provision was recorded for the three and six months ended June 30, 2002 due to the significant ongoing losses. The benefit for income taxes of approximately $5.0 million and $10.0 million for the three and six months ended July 1, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA Technology, Inc. and Globe Y Technology, Inc. acquisitions. Excluding the tax benefit associated with these acquisitions, the Company recorded a provision for income taxes of approximately $175,000 and $350,000, respectively, primarily for minimum taxes and foreign withholding taxes.

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company’s investment portfolio. There were no intercompany sales or transfers.

The Company does not segregate assets or interest expense by segment.

	Three Months Ended June 30, 2002
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$4,879	$4,235	$9,114
Depreciation and amortization expense	$1,882	$439	$2,321
Operating segment loss	$(13,711)	$(3,192)	$(16,903)

	Three Months Ended July 1, 2001
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$19,008	$7,641	$26,649
Depreciation and amortization expense	$2,659	$420	$3,079
Operating segment profit (loss)	$(24,328)	$880	$(23,448)

	Six Months Ended June 30, 2002
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$9,821	$9,389	$19,210
Depreciation and amortization expense	$5,304	$887	$6,191
Operating segment loss	$(29,418)	$(5,152)	$(34,570)

	Six Months Ended July 1, 2001
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$51,316	$16,095	$67,411
Depreciation and amortization expense	$4,802	$663	$5,465
Operating segment profit (loss)	$(60,423)	$849	$(59,574)

Operating segment profit (loss) excludes amortization of goodwill and other intangibles, in-process research and development, restructuring and impairment charges, and amortization of deferred stock based compensation.

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(in thousands)		(in thousands)
Loss
Total loss for reportable segments	$(16,903)	$(23,448)	$(34,570)	$(59,574)
Interest and other income, net	43,885	4,505	46,382	9,499
Amortization of goodwill and other intangibles	(1,323)	(22,462)	(2,669)	(43,899)
Impairment of goodwill and other intangibles	(7,692)	(241,574)	(7,692)	(241,574)
In-process research and development	—	—	—	(13,400)
Restructuring and impairment charges	(11,596)	(3,623)	(35,618)	(3,623)

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred compensation	(4,117)	(16,057)	(10,015)	(41,381)

Loss before income taxes	$2,254	$(302,659)	$(44,182)	$(393,952)

Geographic information
Revenues
United States	$6,261	$16,922	$12,186	$42,604
Asia	654	1,306	1,695	3,303
Europe	2,199	8,421	5,329	21,504

Consolidated total	$9,114	$26,649	$19,210	$67,411

Revenues are attributed to countries based on the location of customers.

NOTE 6—SIGNIFICANT CUSTOMERS

In the three months ended June 30, 2002, Xtera Communications, Inc. and Alcatel S.A. accounted for 13.0% and 12.3% of the Company’s net revenues, respectively. In the three months ended July 1, 2001, Agilent Technologies, CIENA Corporation and Alcatel S.A. accounted for 17.0%, 12.6%, and 12.0% of the Company’s net revenues, respectively. In the past, telecommunication systems suppliers have been the Company’s significant customers. Due to the Company’s decision to no longer supply fiber optic components and next generation radio frequency components, it is unlikely that telecommunication systems suppliers will remain as significant customers in future periods.

NOTE 7—CONTINGENCIES

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discovery. Trial is scheduled to begin on August 4, 2003. An

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and seven of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the Company and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated proceedings by the issuer defendants, of which the Company and the individual defendants are a part, on common pleadings issues. The Company believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. An unfavorable resolution of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, the Company is subject to various claims that arise in the normal course of business. In the opinion of management, the ultimate disposition of these claims will not have a material adverse effect on the position of the Company.

NOTE 8—DIVESTITURES

On April 24, 2002, the Company announced the sale of its passive component product line to Finisar Corporation. Under the terms of the agreement, Finisar acquired the physical assets and intellectual property associated with this product line. The physical assets included development and production equipment as well as certain raw material and finished goods inventories. New Focus assigned to Finisar the intellectual property rights to fifty-one pending and issued patents, the Company’s proprietary know-how, and certain trademarks associated with this product line. New Focus retained exclusive rights for use of this intellectual property outside the field of fiber optic communications. Finisar granted to New Focus the ability to resell these passive component products through New Focus’ photonics tools catalog, website and related sales and marketing channels. Additionally, as part of the transaction, Finisar employed certain key personnel from New Focus associated with this product line.

New Focus will receive consideration of approximately $12.15 million under the terms of the agreement. New Focus received initial consideration of approximately $6.75 million in the form of a note receivable from Finisar payable in August 2002 in either Finisar common stock or cash. New Focus will also receive cash royalty payments that are subject to guaranteed minimum payments totaling $5.4 million payable in annual installments of $1.4 million, $2.0 million and $2.0 million in the third quarter of 2003, 2004 and 2005, respectively. The royalty payments are based on a percentage of the sales of all products that utilize the transferred technology and will be recognized as income as payments are received. Under the terms of the agreement Finisar also has the right to purchase certain product inventories for an additional payment of $600,000.

On May 23, 2002 New Focus completed the sale of its network tunable laser technology to Intel Corporation for $50 million in cash including $5 million held in escrow. Under the terms of the transaction New Focus assigned certain intellectual property rights and transferred certain physical assets associated with its network tunable laser program to Intel. In addition, Intel hired approximately 40 New Focus employees associated with this

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology. Under the agreement, Intel granted a license to New Focus that allows New Focus to use the tunable laser technology involved in this transaction for test and measurement and other non-network applications. Under the terms of the agreement, ten percent of the sale proceeds, or $5 million, will be held in escrow for eighteen months to satisfy claims, if any, against representations and warranties in the agreement. The Company will record a gain and cash receipt upon the release of the escrowed funds, if any, at the close of the escrow period. New Focus and Intel also entered into a supply arrangement under which New Focus has the ability to purchase products developed by Intel using the acquired New Focus technology for use in non-network applications.

NOTE 9—IMPAIRMENT OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

Acquired intangible assets are generally evaluated for impairment on an individual acquisition basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

In June 2002, the Company determined that it would discontinue new product development for certain high-speed radio-frequency products manufactured by JCA. As a result of this decision the Company expects that revenues from JCA’s telecom products will further decline. In addition, due to the continuing downturn in the telecommunications market, the Company expects that revenues from Globe Y products will be negligible. As a result, the Company made the decision to close the operations of Globe Y in early August. In accordance with the Company’s policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. The Company calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles for the quarter ended June 30, 2002. Based on the same methodology, the Company recorded a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. As of June 30, 2002, the Company has $1.7 million remaining in acquired intangibles related to the acquisition of JCA and no remaining acquired intangibles related to the acquisition of Globe Y. The Company has $0.2 million of other intangibles, primarily related to intellectual property rights, as of June 30, 2002.

The remaining intangible assets are being amortized using the straight-line method over their estimated useful lives of approximately four years. The components of intangible assets are as follows (in thousands):

	June 30 2002	December 30, 2001
Developed technology	$2,748	$19,264
Customer base	—	2,877
Non-compete agreement and workforce	—	3,076
Other intangibles	560	777

Total intangibles assets	3,308	25,994
Less: accumulated amortization	(1,375)	(13,700)

	$1,933	$12,294

NOTE 10—RESTRUCTURING CHARGES

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, the Company decided to discontinue new product development of certain high-speed radio frequency products for next-generation telecom applications. As part of this action, the Company will reduce its Wisconsin-based engineering staff associated with these programs in the third quarter of 2002. Combined with staffing reductions in other corporate support functions instituted at the end of June 2002, the Company’s worldwide headcount will be approximately 290 people by the end of the third quarter of 2002. As a result, the Company’s California-based operations will be consolidated into its smaller facility in San Jose. For the three months ended June 30, 2002, the Company recorded restructuring and asset impairment charges totaling $11.6 million. The restructuring and asset impairment charges included approximately $6.5 million for the write-down of the Company’s assets, approximately $2.1 million for facility closure costs, and approximately $3.0 million in severance costs associated with approximately 244 employees related to the Company’s passive component product line divestiture, sale of the network tunable laser technology, closing of the Company’s China facility and an additional heacount reduction instituted in June 2002. As of June 30, 2002, $7.2 million in accrued restructuring costs, consisting of $4.3 million for severance costs and $2.9 million for facility closure costs, remained in current liabilities. The Company expects to record an additional charge of approximately $18-22 million in the third quarter of 2002 to further consolidate its facilities and for severance pay related to work force reductions not completed in the second quarter.

The table below summarizes the Company’s restructuring and asset impairment activities (in thousands):

	Provision Balance as of December 30, 2001	Six months Ended June 30, 2002	Cash Payments	Non-cash Charges	Provision Balance as of June 30, 2002
Restructuring and asset impairment activities:
Workforce reduction severance costs	$3,058	$3,675	$(2,390)	$—	$4,343
Facility closure costs	1,898	2,060	(1,080)	—	2,878
Property and equipment write-downs	—	37,575		(37,575)	—

Restructuring and asset impairment charges	$4,956	$43,310	$(3,470)	$(37,575)	$7,221

NOTE 11—NOTES RECEIVABLE FROM STOCKHOLDERS

During the year ended December 31, 2000, the Company made full recourse loans aggregating approximately $8,800,000 to certain employees in connection with their purchase of shares of common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. The notes bear no interest but interest will be imputed and reported annually as compensation on the employee’s W-2. All unvested shares purchased by employees are subject to repurchase by the Company at the original exercise price if the employee’s employment is terminated. At June 30, 2002 and December 30, 2001, the balance outstanding under these notes was $3,753,000 and $6,874,000, respectively, of which $2,804,000 and $5,815,000, respectively, related to the exercise of stock options and was included in stockholders’ equity. The remaining balance relates to the tax liability associated with the stock option exercise and has been included in “Other Assets”.

Subsequent to the end of the June quarter, two notes totaling $1,438,711 became due and payable as a result of the termination of two employees in connection with the divestiture of a product line. The Company received $550,000 in partial payments in early August and currently believes that it will receive full repayment of the remaining balance based upon its specific and general collateral positions against the personal assets of these two former employees.

NOTE 12—RELATED PARTY TRANSACTION

        On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was the Company’s president and chief executive officer and a member of the Company’s Board of Directors at the time these loan agreements were executed. The first note in the principal amount of $2.125 million bears interest at the per annum rate, recalculated each calendar quarter, of (a) the three-month LIBOR rate as quoted in The Wall Street Journal on the first business day of such calendar quarter, plus (b) 100 basis points, compounded annually and is secured on the shares of the Company’s common stock held by Mr. Westrick. This note plus accrued interest was paid on the scheduled maturity date of June 30, 2002. The second note in the principal amount of $5.875 million currently bears interest at the per annum rate of 9.99% compounded annually and is secured on certain other assets of Mr. Westrick. The interest rate on this note is subject to reduction upon satisfaction of certain conditions. Mr. Westrick also had a $1.3 million note payable to the Company in connection with previously exercised stock options that was also secured by shares of the Company’s common stock held by Mr. Westrick. This note was paid in March 2002 in accordance with its terms.

Mr. Westrick resigned as the Company’s president and chief executive officer and as a member of the Company’s Board of Directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the Company entered into a Separation and Release Agreement. The agreement extended the due date of the $5.875 million note to June 30, 2004 from June 30, 2002. Additionally, the Company accelerated 633,333 unvested options to purchase the Company’s common stock and agreed to pay the equivalent of eighteen months of compensation to Mr. Westrick. The Company recorded a charge of approximately $2.3 million related to the acceleration of stock option vesting and payment of compensation, which was included in “Restructuring and other charges” in its statement of operations for fiscal 2001.

The Company currently believes that it will receive repayment of the $5.875 million note and accrued interest based upon the Company’s specific collateral in certain personal assets held by Mr. Westrick and its full recourse position against his other personal assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

The following discussion contains predictions, estimates and other forward-looking statements regarding our outlook for net revenue and net loss in the third quarter of 2002. The following also discusses our estimated restructuring and impairment charges to be recorded in the third quarter, planned reductions in our expense structure by the end of 2002, our projected quarterly revenue level to achieve profitability, the general trend in our net revenue, the general trend in our gross profit (loss) percentage, and our commitment to our acquisition and partnering strategies. The matters discussed below are subject to risks and uncertainties and actual results may differ materially from any future performance suggested. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to uncertainties related to the various markets we intend to serve; the high sensitivity of the size of our net loss to our level of revenue due to the complex business structure formerly necessary to support our product lines, and the difficulty of achieving anticipated cost reductions due to unforeseen expenses, including costs arising from consolidating our facilities and qualifying our San Jose facility with the U.S. Department of Defense and customers. We may experience difficulty in achieving anticipated cost reductions due to an inability to reduce expenses without jeopardizing product development schedules for product areas that will be an ongoing focus of our business. Furthermore, any unforeseen delays in completing the development of our new products may limit our ability to generate volume revenues. We also may experience difficulty in gaining customer acceptance of our new products and in generating future revenue from new products commensurate with prior investments in research and development activities. Additionally, if we cannot effectively execute on our acquisition and partnering strategies and our expansion into potential new markets, we will be unable to achieve profitability, measured on a pro forma basis, in a timely manner. Other risk factors that may affect our financial performance are listed in “Risk Factors” and elsewhere in this document.

Overview

Demand for our telecom products fell abruptly beginning in the latter half of the first quarter of 2001 due to the widespread business downturn in the telecommunications industry. Market conditions continued to worsen with each successive quarter of 2001. As a result of the telecommunications industry downturn, we experienced order cancellations and rescheduling of orders to later periods. Revenues from our telecom products declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter, $9.7 million in the third quarter and $4.4 million in the fourth quarter. At the same time, demand for our photonics tools also declined as a result of the broader economic downturn that, in particular, adversely impacted OEM sales to the semiconductor market. Revenues from our photonics tools products declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter, $6.1 million in the third quarter and $5.0 million in the fourth quarter. In 2002 revenues from our telecom products at $4.9 million were the same in the first and second quarters. Revenues for our photonics tools were $5.2 million and $4.2 million in these respective quarters.

In response to the sharp deterioration of the telecommunications market and the steady decline in our net revenues, we have been in the process of restructuring our operations. Our restructuring actions began in the second quarter of 2001 with the implementation of plans for two plant closures, selective work force reductions and cuts in discretionary spending. In the third and fourth quarters of 2001 we announced additional work force reductions, further spending cuts and the planned closure of a third manufacturing facility. We recorded $17.8 million in restructuring charges in the last three quarters of 2001 to reflect these actions. During this same period we recorded impairment charges of $289.3 million to write down goodwill and other intangibles associated with two acquisitions completed in early 2001.

Our restructuring actions have continued during the first half of 2002. In the first quarter, we announced plans for the closure of our large-scale China manufacturing facility, which we expect to complete in the third quarter of 2002. During the second quarter we sold our passive component product line and our network tunable laser technology. We also announced the cessation of new product development for high-speed radio frequency (RF) telecom products. We also made additional work force reductions in the first and second quarters. In the first half of 2002 we recorded $35.6 million in restructuring and asset impairment charges to reflect these actions and $7.7 million for the impairment of intangible assets. We expect to record additional restructuring and asset impairment charges of $18-22 million in the third quarter of 2002 to complete these actions and to effect the closure of an additional facility and the downsizing of another facility.

The cumulative effect of our restructuring actions will reduce our worldwide employment to approximately 290 people by the fourth quarter of this year, down from a peak employment of 2,100 people in February 2001. In this same time period we will have consolidated our operations into approximately 70,000 square feet, down from approximately 580,000 square feet. As a result of our restructuring actions, we believe that approximately $13 million in quarterly net revenue is required to reach profitability, measured on a pro forma basis, based on our targeted quarterly expense structure, defined as manufacturing overhead plus operating expenses, of approximately $10 million. Assuming timely completion of our announced restructuring actions, we expect to achieve this targeted expense structure in the fourth quarter of 2002. However, due to difficult market conditions it is unlikely that we will be able to generate $13 million in quarterly revenue in the near future based upon our current product offerings alone.

We currently expect that our net revenue in the third quarter of 2002 will be within a range of $6-8 million, down from $9.1 million in the second quarter of 2002. This forecasted sequential reduction in revenue is attributable to minimal sales of passive components due to the divestiture of this product line and lower sales of certain high-speed RF products due to continuing weak market conditions. Even though we will experience a sequential revenue decline between the second and third quarters of 2002, we expect that our net loss, excluding one-time gains from divestitures and charges associated with restructuring and impairment charges, will improve on a sequential basis between these two quarters. In the second quarter of 2002 we recorded a net profit of $2.3 million prepared in accordance with generally accepted accounting principles. Excluding the one-time gain of $41.5 million related to the sale of our network tunable laser technology and our passive component product line as well as restructuring and impairment charges of $19.3 million, the second quarter net loss totaled $19.3 million. In the third quarter we are currently anticipating restructuring and impairment charges of $18-22 million.

Based on our expectations that difficult conditions will persist within the telecommunications market well into 2003 and possibly into 2004, we have taken steps through our restructuring actions in the first half of 2002 to reduce our dependence on this market. As a result of these actions we will no longer supply fiber-optic and next-generation RF components to the telecommunications systems suppliers. We will, however, continue to supply high-speed RF components for defense and other commercial applications. Under our new strategic direction we plan to focus our business on providing photonics technology solutions for the semiconductor, industrial and biomedical markets in addition to the telecommunications market. Our product portfolio now includes tunable lasers for test and measurement applications, advanced photonic tools, and high-speed RF products. Our targeted markets outside of telecommunications represent emerging markets for photonics solutions and we cannot assure you that our strategy will be successful. Further, a certain portion of our products, in particular tunable lasers for telecom test and measurement applications, will continue to be highly dependent on the telecommunications market. In addition to our planned market diversification, we also intend to pursue strategic acquisition opportunities to grow our revenues and diversify our product portfolio. If we cannot effectively execute on our acquisition and partnering strategies and our expansion into potential new markets, we will be unable to achieve profitability in a timely manner.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Inventories.    Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories well in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry in 2001. Further we recorded inventory write-downs of approximately $1.3 million and $0.9 million in the first and second quarters of 2002, respectively, related to the divestiture of our passive component product line. The excess inventory write-downs, and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our previous inventory write-downs would be required.

Impairment of goodwill and other intangible assets.    At June 30, 2002, we had $1.9 million of other intangible assets. We had no remaining goodwill. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. We have written off $289.3 million and $7.7 million of goodwill and other intangible assets during fiscal year 2001 and the first six months of 2002, respectively, see note 9 to “Notes to Consolidated Financial Statements.”

Restructuring and asset impairment.    For the three months ended June 30, 2002, we recorded restructuring and asset impairment charges totaling $11.6 million. The restructuring and impairment charges included $6.5 million for the write-down of the Company’s property, plant and equipment, see note 10 to “Notes to Consolidated Financial Statements.” At June 30, 2002 we had a remaining restructuring accrual of $7.2 million that represents the estimated cash outflows in future periods associated with our restructuring actions. The restructuring accrual contains estimates for severance payments and losses on our facility leases. These estimates may require an adjustment if actual results differ from those current estimates. Such adjustment could materially affect our results of operations.

Revenue recognition.    The Company recognizes revenue at the time of delivery, with provisions established for estimated product returns and allowances. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale.

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

RESULTS OF OPERATIONS:

Net Revenues:

Net revenues decreased to $9.1 million and $19.2 million for the three and six months ended June 30, 2002, respectively, from $26.6 million and $67.4 million for the three and six months ended July 1, 2001, respectively, primarily as a result of decreased sales of our telecom products attributed to a widespread business downturn in the telecommunications industry. Sales of our telecom products were $4.9 million, or 54% of total net revenues, for the three months ended June 30, 2002 and were $19.0 million, or 71% of total net revenues, for the three months ended July 1, 2001. Net revenues from our telecom products were $9.8 million, or 51% of total net revenues, for the six months ended June 30, 2002 and were $51.3 million, or 76% of total net revenues, for the six months ended July 1, 2002.

Net revenues for our photonics tools products also declined in the three and six months ended June 30, 2002 relative to the comparable periods ended July 1, 2001. The rate of decline for the six-month period, however, was less when compared to our telecom products. Sales of photonics tools were $4.2 million in the three months ended June 30, 2002, down from $5.2 million in the three months ended July 1, 2001. Sales for photonics tools were $9.4 million for the first six months of 2002, down from $16.1 million in the first six months of 2001.

Gross Profit (Loss):

Gross profit (loss) percentage, including amortization of deferred stock compensation, increased to a loss of 49.1% in the three months ended June 30, 2002 from a loss of 8.0% in the three months ended July 1, 2001. Excluding amortization of deferred stock compensation of $686,000 and $2.4 million, respectively, the gross profit (loss) percentage deteriorated to a loss of 41.5% in the three months ended

June 30, 2002 from a profit of 1.1% in the three months ended July 1, 2001. Cost of net revenues for the three months ended July 1, 2001 includes a $6.6 million charge for inventory write-downs, order cancellation fees and other charges. The gross profit (loss) percentage, including amortization of deferred stock compensation, increased to a loss of 48.1% in the six months ended June 30, 2002 from a loss of 30.1% in the six months ended July 1, 2001. Excluding amortization of deferred stock compensation of $1.6 million in the first six months of 2002 and $5.9 million in the first six months of 2001 gross profit (loss) percentage increased to a loss of 39.6% from a loss of 21.3%, respectively. Cost of net revenues for the first six months ended 2002 and 2001 includes $2.2 million and $35.1 million, respectively, for the write-down of excess inventories and related charges. We expect our gross profit (loss) percentage, excluding amortization of deferred stock compensation, to remain negative in the third quarter of 2002, but show improvement over the negative gross profit (loss) percentage reported in the second quarter of 2002 due to our on-going restructuring activities.

Research and Development Expenses:

Research and development expenses, including amortization of deferred stock compensation, increased to 98.2% of net revenues, or $8.9 million, in the three months ended June 30, 2002 from 96.0% of net revenues, or $25.6 million, in the three months ended July 1, 2001. Excluding amortization of deferred stock compensation of $2.4 million and $11.2 million, respectively, research and development expenses increased to 71.5% of net revenues, or $6.5 million, in the three months ended June 30, 2002 from 53.9% of net revenues, or $14.4 million, in the three months ended July 1, 2001. Research and development expenses, including amortization of deferred stock compensation, increased to 104.4% of net revenues, or $20.1 million in the six months ended June 30, 2002 from 84.6% of net revenues, or $57.0 million, in the six months ended July 1, 2001. Excluding amortization of deferred stock compensation of $6.2 million and $29.8 million, respectively, research and development expenses increased to 72.2% of net revenues, or $13.9 million, in the six months ended June 30, 2002 from 40.3% of net revenues, or $27.2 million, in the six months ended July 1, 2001. Research and development expenses, excluding amortization of deferred stock compensation, increased as a percentage of net revenues due to the sharp decline in our revenues but decreased in absolute dollars for both the three and six month periods of 2002 as a result of the Company’s efforts to more closely align development expenses with revenue expectations. We ceased development of passive component products in early May 2002 and ceased development of our network tunable laser upon the sale of this technology to Intel in late May 2002. We expect that our research and development expenditures will continue to decrease in absolute dollars in the third quarter of 2002 due to our decision to cease development of certain high-speed RF products and the related staff reductions at our Wisconsin facility.

Sales and Marketing Expenses:

Sales and marketing expenses, including amortization of deferred stock compensation, increased to 28.5% of net revenues, or $2.6 million, in the three months ended June 30, 2002 from 14.4% of net revenues, or $3.8 million, in the three months ended July 1, 2001. Excluding amortization of deferred stock compensation of $286,000 and $898,000, respectively, sales and marketing expenses increased as a percentage of net revenues to 25.4%, or $2.3 million, in the three months ended June 30, 2002 from 11.0%, or $2.9 million, in the three months ended July 1, 2001. Sales and marketing expenses, including amortization of deferred stock compensation, increased to 28.9% of net revenues, or $5.6 million, in the six months ended June 30, 2002 from 11.4% of net revenues, or $7.7 million, in the six months ended July 1, 2001. Excluding amortization of deferred stock compensation of $671,000 million and $2.3 million, respectively, sales and marketing expenses increased as a percentage of net revenues to 25.5%, or $4.9 million, in the six months ended June 30, 2002 from 8.0%, or $5.4 million, in the six months ended July 1, 2001. In both the three- and six-month periods, sales and marketing expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in sales and marketing expenses.

General and Administrative Expenses:

General and administrative expenses, including amortization of deferred stock compensation, increased to 54.9% of net revenues, or $5.0 million, in the three months ended June 30, 2002 from 29.9% of net revenues, or $8.0 million, in the three months ended July 1, 2001. Excluding amortization of deferred stock compensation of $716,000 and $1.5 million, respectively, general and administrative expenses increased as a percentage of net revenues to 47.1%, or $4.3 million, in the three months ended June 30, 2002, from 24.1% of net revenues, or $6.4 million, in the three months ended July 1, 2001. General and administrative expenses, including amortization of deferred stock compensation, increased to 50.6% of net revenues, or $9.7 million, in the six months ended June 30, 2002 from 23.7% of net revenues, or $16.0 million, in the six months ended July 1, 2001. Excluding amortization of deferred stock compensation of $1.5 million and $3.3 million, respectively, general and administrative expenses increased as a percentage of net revenues to 42.6%, or $8.2 million, in the six months ended June 30, 2002, from 18.7% of net revenues, or $12.6 million, in the six months ended July 1, 2001. Absolute dollar spending for general and administrative expenses, excluding the amortization of deferred compensation, decreased approximately 33% in the three-and six-month periods of 2002 compared to the three- and six-month periods of 2001. The decrease in absolute dollar spending was primarily attributable to higher integration costs in 2001 related to our acquisitions of JCA and Globe Y and higher legal costs related to an intellectual property dispute in 2001. In both the three- and six-month periods general and administrative expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in general and administrative expenses.

Amortization and Impairment of Goodwill and Other Intangibles:

Amortization of the goodwill and other intangibles that arose from our acquisitions of JCA Technology, Inc. and Globe Y Technology, Inc. in January and February 2001, respectively, totaled $1.3 million and $22.5 million in the three months ended June 30, 2002 and July 1, 2001, respectively. Amortization of these intangible assets for the six months ended June 30, 2002 and July 1, 2001 was $2.7 million and $43.9 million, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001.

Acquired intangible assets are generally evaluated for impairment on an individual acquisition basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

In June 2002, we determined that we would discontinue new product development for certain high-speed radio-frequency products manufactured by JCA. As a result of this decision we expect that revenues from JCA’s telecom products will further decline. In addition, due to the continuing downturn in the telecommunications market, we expect that revenues from Globe Y products will be negligible. As a result, the Company made the decision to close the operations of Globe Y in early August 2002. In accordance with our policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. We calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles for the quarter ended June 30, 2002. Based on the same methodology, we recorded a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. As of June 30, 2002, we have $1.7 million remaining in acquired intangibles related to JCA and no remaining acquired intangibles related to Globe Y. We have $0.2 million of other intangibles, primarily related to intellectual property rights, as of June 30, 2002. These assets are being amortized over their estimated useful lives of approximately four years.

In-process Research and Development:

In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use. A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the six months ended July 1, 2001. No such charges were recorded in the three- or six-month periods of 2002.

Restructuring charges:

In June 2002, in conjunction with a continuing decline in demand for our products as well as the general decline in the telecommunications industry, our Board of Directors approved a restructuring plan to resize our operations. Under this plan, we will discontinue operations related to our high-speed radio frequency development programs for next-generation telecom applications. As part of this action, we will reduce our Wisconsin-based engineering staff associated with these programs in the third quarter of 2002. For the three months ended June 30, 2002, we recorded total restructuring and asset impairment charges relating to this plan of approximately $11.6 million. The restructuring and asset impairment charges included approximately $6.5 million for the write-down of our assets, approximately $2.1 million related to facility closure costs and approximately $3.0 million for severance costs associated with our passive component product line divestiture, sale of our network tunable laser technology, closing of the Company’s China facility and additional headcount reductions instituted in June 2002. Non-cash items included in the restructuring charge totaled $14.2 million. As of June 30, 2002, approximately $7.2 million in accrued restructuring costs, consisting of approximately $4.3 million for severance and approximately $2.9 million for facility closure costs, remained in current liabilities. In July 2002, we adopted a plan to consolidate our California-based operations into our smaller facility in San Jose. As a result of this decision, and to complete the restructuring actions begun in the second quarter of 2002, we expect to record a restructuring and asset impairment charge of approximately $18-$22 million in the third quarter of 2002.

Interest and Other Income, net:

Interest and other income, net totaled $43.9 million and $46.4 million for the three and six months ended June 30, 2002, respectively, compared to $4.5 million and $9.5 million for the three and six months ended July 1, 2001, respectively. The gain on the sale of the network tunable laser technology to Intel was the largest component in 2002, totaling $38.7 million for the three and six months ended June 30, 2002. The sale of our passive component product line to Finisar resulted in a gain of $2.8 million for the same three- and six-month periods. Interest income was $2.3 million and $4.9 million for the three and six months ended June 30, 2002, compared to $4.4 million and $10.3 million for the three and six months ended July 1, 2001. Interest income for the three and six month periods of 2002 was lower than the comparable periods of 2001 due primarily to lower average interest rates in the 2002 periods. Interest income for the six months ended July 1, 2001 was partially offset by a $960,000 write-down to fair market value of our investment in a Southern California Edison debt security. As our investment portfolio shifts more toward short-term money market instruments and government securities, the rate of interest earned on our cash balance will continue to decline in future periods.

Income Taxes:

As a result of the significant on-going losses no income tax provision was recorded for the three or six months ended June 30, 2002. The benefit for income taxes of approximately $5.0 million and $10.0 million for the three and six months ended July 1, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $350,000, respectively, primarily for minimum taxes and foreign withholding taxes.

Liquidity and Capital Resources:

Our cash, cash equivalents and short-term investments increased to approximately $318.1 million at June 30, 2002 from approximately $294.7 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments was primarily due to receipt of $45 million in connection with the sale of our network tunable laser technology to Intel. Net working capital was approximately $317.5 million at June 30, 2002.

Cash used in operating activities of approximately $23.1 million in the six months ended June 30, 2002 was attributable to our net loss (excluding non-cash charges of approximately $15.2 million) of approximately $28.9 million and a decrease in deferred research and development funding of approximately $1.7 million, partially offset by decreases in inventories of approximately $2.9 million and decreases in prepaid expenses of approximately $3.4 million. Cash provided by investing activities, excluding net proceeds from sales and maturities of investments, was approximately $44.5 million and was primarily attributable to the sale of the network tunable laser technology to Intel. Cash generated by financing activities, primarily proceeds from purchases under the employee stock purchase plan and the repayment of a note receivable held by a former officer, was approximately $2.4 million for the six months ended June 30, 2002.

Cash used for capital expenditures in the six months ended June 30, 2002 was approximately $1.1 million. We expect that our capital expenditures will continue to be minimal for the balance of 2002 and 2003. We have no material contractual obligations or commercial commitment other than future minimum payments under operating leases for our facilities, which total approximately $38.3 million through 2011.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk:

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity:

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of government-backed securities, in addition to debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. However, the Company has on occasion been subject to market risk from changes in the credit rating of certain securities held. The Company recorded no losses from such changes during the three and six months ended June 30, 2002. For the three and six months ended July 1, 2001, the Company recorded losses of approximately $190,000 and $960,000, respectively, from such changes.

Exchange Rate Sensitivity:

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Chinese yuan renminbi (CNY). Since late 1997, the CNY has been trading at a conversion rate of approximately 8.28 CNY to the U.S. dollar. Accordingly, we have not experienced any significant foreign currency rate fluctuations.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Results

We have a history of losses and such losses will likely continue if we are unable to grow revenue and complete our planned restructuring.

Excluding a one-time gain of $41.5 million related to the sale of our network tunable laser technology and the divestiture of our passive component product line, we incurred a net loss of approximately $39.2 million for the quarter ended June 30, 2002. We incurred net losses of approximately $46.4 million for the quarter ended March 31, 2002, and approximately $79.5 million for the quarter ended December 30, 2001. In addition, for the fiscal years ended December 30, 2001, December 31, 2000 and March 31, 1999, we incurred net losses of approximately $495.4 million, approximately $36.0 million and approximately $7.7 million, respectively. As of June 30, 2002, we had an accumulated deficit of approximately $591.1 million. We have estimated that in order to achieve profitability on a pro forma basis, we need to increase our revenues on a quarterly basis to approximately $13 million and reduce our quarterly cost structure, defined as operating expenses plus manufacturing overhead, to approximately $10 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through strategic acquisitions. In order to reduce our cost structure, we must continue to implement our restructuring plans to bring our costs in line with our revenues. These cost reduction measures, however, may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. If we are unable to generate sufficient revenues and adequately contain costs and operating expenses, we will not achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our future revenues are inherently unpredictable, and as a result, we are unable to predict our future operating results. If we fail to meet the expectations of securities analysts or investors, our stock price could decline further.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse impact on our revenues. We expect our revenues from sales of our telecom products to decrease on a percentage basis and sales of our photonics tools to increase on a percentage basis as we continue to implement our plan to serve diversified markets. The OEM markets we intend to serve are new and emerging and will require us to continually assess new product development. As a result, we are unable to predict future sales accurately or provide meaningful long-term guidance for our future financial performance. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. If we are unable to accurately forecast our sales, we will incur charges that will harm our operating results. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

•	our plans to develop and sell products to diversified markets other than telecommunications, which might not succeed;

•
uncertainty regarding the capital equipment requirements that support production in various industries, such as telecommunications and semiconductor, upon which we will continue to depend for sales of our test and measurement lasers and certain other products;

•	increased availability of used equipment due to current market conditions that restrict production of new equipment that incorporates our components;

•	general market and economic uncertainty;

•	limited backlog and lower near-term sales visibility;

•	the long sales cycle for sales of our products to OEM customers;

•	our customers efforts to decrease inventory levels, which, in turn, reduces our sales;

•	declining average selling prices; and

•	bankruptcy filings by existing customers and potential customers.

Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

The long sales cycles for sales of our products to OEM customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price.

The period of time between our initial contact with certain of our customers, particularly our OEM customers, and the receipt of an actual purchase order may span a time period of 6-18 months. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products and using them in their equipment. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. The long sales cycles may restrict our ability to increase our revenues in a timely manner, thus delaying a return to profitability on a pro forma basis that requires approximately $13 million in quarterly revenue. Once our products have been qualified, our agreements with our customers may have limited or no minimum purchase commitments. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We intend to offer products for multiple industries and must face the challenge of supporting the distinct needs of each of the markets we intend to serve.

We intend to expand our efforts in the development and sale of photonics components and modules to the semiconductor, industrial and biomedical markets, in addition to the telecommunications market. We have not developed or offered products to some of these markets in the past. As a result, we do not have established sales channels, brand recognition or an installed customer base in these emerging markets. In addition, we have only limited information regarding customer requirements in these markets. A number of these markets are only beginning to adopt photonics technologies and it is therefore difficult to assess the potential of these markets based on historical market information. Due to these factors, among others, we cannot assure you that our entry into these markets will be successful or result in increased revenues. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of targeted markets are incorrect, our business and results of operations would be harmed.

We have incurred, and may in the future continue to incur, inventory-related charges, the amounts of which are difficult to predict accurately.

Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. Beyond current purchase orders, current customers may stop placing orders with us at any time, regardless of any forecast they may have previously provided. As a result of the business downturn, we have incurred charges to align our inventory with actual customer requirements. Despite our limited ability to forecast customer demand, due to the long lead time required for some of the raw materials used to manufacture our products, we have to order certain raw materials months in advance of when we expect to need them. If we over-estimate demand, we will incur additional inventory write-downs. As discussed above, our ability to forecast our customers’ needs for our products in the current economic environment is very limited. We have incurred, and may in the future incur, significant inventory-related charges. In the fiscal year ended December 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of approximately $36.6 million. Further we recorded inventory write-downs of approximately $900,000 in the quarter ended June 30, 2002 and $1.3 million in the quarter ended March 31, 2002 related to the divestiture of our passive component product line. We may incur significant similar charges in future periods. Moreover, because of our current difficulty in forecasting sales, we may in the future revise our previous forecasts. While we believe, based on current information, that our past inventory-related charges are appropriate, subsequent changes to our forecast may indicate that these charges were insufficient or even excessive.

Accounting treatment of our acquisitions has impacted our operating results.

Our operating results have in the past been and may in the future be adversely impacted by purchase accounting treatment, primarily due to the impact of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from acquisitions. For fiscal 2001, we recorded acquisition-related amortization expense of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all of the remaining goodwill associated with our acquisitions had been written off through impairment charges. At June 30, 2002, we recorded an impairment charge of $7.7 million against remaining intangibles associated with our acquisitions of JCA and Globe Y. As of June 30, 2002, the net book value of other intangible assets arising from our acquisitions of JCA and Globe Y was approximately $1.7 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in net loss for the period in which the transaction takes place, which could have a material and adverse effect on our results of operations.

Risks Related to Our Business

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventory on hand related to existing products. We have also reduced, and expect to further reduce, our research and development spending as part of our restructuring measures, which may harm our ability to develop new and enhanced products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

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

Any future acquisitions we may make also involve numerous risks, including:

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

The complexity of our business necessitates an infrastructure that our current net revenues do not support. Our results of operations will continue to be adversely affected if we are unable to successfully restructure our operations.

Our business segments are comprised of telecom and photonics tools. We have distinct product lines within these segments that require separate development and sales/marketing resources. Through recent product line divestitures and pending plant closures, we have taken steps to reduce the complexity of our business but multiple legal structures arising from prior acquisitions and our international operations still remain in place. Such legal entities require separate accounting and tax records and until such legal entities can be dissolved in accordance to the applicable laws our administrative costs will be adversely affected. In addition, as a public company we are subject to the reporting and other requirements under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. As a result, our business infrastructure is more complex than our revenues can currently support. We will continue to execute against our restructuring plans to reduce the complexity of our infrastructure and to reduce our costs. If we are unable to complete these restructuring efforts and to reduce the complexity of our business infrastructure, our results of operations will be adversely affected.

Competition may increase, which could reduce our sales and gross margins, or cause us to lose market share.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized market segments, against a limited number of companies. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small, and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

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

In April 2002, we announced the promotion of Nicola Pignati to president and chief executive officer. Mr. Pignati was appointed to our board of directors in June 2002. R. Clark Harris, the chairman of our board of directors, served as president and chief executive officer from October 2001. Mr. Harris will remain in an active role as our chairman of the board and chief strategy officer. Our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely impaired.

We have reduced our work force from approximately 2,100 in the first quarter of 2001 to approximately 520 employees at the end June 2002. We have instituted restructuring plans that include further reductions in our worldwide workforce and expect our employment base to drop to approximately 290 by the fourth quarter of 2002. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended June 30, 2002, approximately 31.3% of our net revenues were from international sales. For the quarter ended March 31, 2002, approximately 41.3% of our net revenues were from international sales, and for the fiscal year ended December 30, 2001, approximately 35.7% of our net revenues were from international sales. We expect that sales to customers outside North America will decrease as a percentage of our net revenues due to the divestiture of our passive component product line and cessation of development on certain high-speed radio-frequency telecommunication products.

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

Our business and future operating results are subject to a wide range of uncertainties arising out of the recent terrorist attacks.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

Risks Related to Manufacturing Our Products

Any delay in establishing manufacturing operations at our San Jose facility in connection with the consolidation of our manufacturing facilities will disrupt production and harm our revenues.

As a result of the lower order volumes by our customers in 2001, we closed our Santa Clara facility in the U.S. and our smaller facility in Shenzhen, China and slowed the rate of production in our other U.S. and China factories in the first two quarters of 2001. Currently, we are in the final phases of ceasing manufacturing operations in Camarillo, California, and Shenzhen, China and plan to cease production at these facilities in the third quarter of 2002. We will concentrate manufacturing activities in San Jose and outsource manufacturing requirements as needed. We will have to obtain certain security and other clearances from the U.S. Department of Defense in order to transfer the manufacturing of certain products now manufactured at our Camarillo facility to our San Jose facility. Our efforts to meet the Department of Defense’s requirements may require time and any delay in obtaining clearance would cause disruption in our product manufacturing, which would adversely impact our results of operations.

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. Furthermore, even if we are able to deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. We have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. If we experience similar disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely impacted.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain market conditions in the telecommunications and photonics tools industries and the economy in general. Order cancellations and lower order volumes by our customers have in the past created excess inventories. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. In fiscal 2001, we recorded approximately $36.6 million in excess inventory and related order cancellation fees, primarily related to telecom products, which negatively impacted our operating results. Most of these charges were incurred in the first quarter of fiscal 2001. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations.

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

Certain of our OEM customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. These OEM customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. Under our current restructuring plans we are consolidating our worldwide manufacturing operations. The manufacturing lines for these products at our remaining San Jose facility or at our subcontractors’ facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that Photonetics, Inc. and Photonetics, S.A’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discoveries. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, we anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our industry, that several competitors may have existing patents or patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product. The holders of such existing or pending patents or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. The current claims and any future claims and resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to resolve and would divert management time and attention. As a result of the current litigation or any future intellectual property litigation, we may be forced to do one or more of the following, any of which could harm our business:

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

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously.

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

5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the early stages of discovery. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and seven of its officers and directors (collectively the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the Company and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The complaints seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated proceedings by the issuer defendant, of which the Company and the individual defendants are a part, on common pleadings issues. The Company believes that it has meritorious defenses to these lawsuits and will defend the litigation vigorously. An unfavorable resolution of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 29, 2002 in San Jose, California. Of the 76,145,262 shares outstanding as of the record date, 51,412,287 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.  To elect one (1) Class II director to serve until the 2005 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

Name	Votes For	Votes Withheld
John Dexheimer	50,244,404	1,167,883

2.  To approve an amendment to the 2000 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 200,000 shares to 500,000 shares.

Votes for:	49,282,057
Votes against:	2,050,218
Votes abstaining:	80,012

3.  To ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 29, 2002.

Votes for:	49,448,294
Votes against:	1,376,214
Votes abstaining:	587,779

Broker non-votes, or votes from shares held of record by brokers as to which beneficial owners have given no voting instructions, were not counted as entitled to vote with respect to any of the stockholder proposals on which the broker had expressly not voted. Accordingly, broker non-votes were not counted for purposes of determining whether any of the stockholder proposals passed.

Item 5.     Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the Second Quarter by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s external auditor. Non-audit services are defined under the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The additional engagement of Ernst & Young for tax matter consultations is considered by the Company to be an audit-related service that is closely related to the financial audit process. The Audit committee has approved the additional engagement of Ernst & Young for tax matter consultations during the quarterly period covered by this report. There were no non-audit services approved by the audit committee or performed by the Company’s external auditor in the quarter ended June 30, 2002.

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

2.1	*	Asset Purchase Agreement by and between the Company and Intel Corporation dated May 23, 2002.

10.28		Severance Agreement and Release by and between the Company and Elaine Fortier, dated June 23, 2002.

99.1		Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

Form 8-K filed on April 26, 2002 announcing a change in the Company’s management.

Form 8-K filed on June 5, 2002 regarding sale of network tunable laser technology to Intel.

*	Incorporated by reference from the Form 8-K filed by the Company on June 5, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

DATE:    August 13, 2002

By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer

DATE:    August 13, 2002

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Asset Purchase Agreement by and between the Company and Intel Corporation dated May 23, 2002.

10.28		Severance Agreement and Release by and between the Company and Elaine Fortier, dated June 23, 2002.

99.1		Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Form 8-K filed by the Company on June 5, 2002.