Form 10-Q
period 2002-09-29
NEW FOCUS INC
filed 2002-11-13
CIK 1090215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2002

Commission File Number 0-29811

NEW FOCUS, INC.
(Exact Name of Registrant as Specified in its Charter)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 33-0404910
2584 Junction Avenue, San Jose, California 95134-1902
Telephone: (408) 919-1500

Former Address: 5215 Hellyer Avenue, San Jose, California 95138-1001
Former Telephone: (408) 284-4700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

On November 1, 2002, 76,472,729 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I.    FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements (Unaudited)

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2002	December 30, 2001
	(unaudited)	(see note)
ASSETS
Current Assets
Cash and cash equivalents	$149,248	$78,664
Short-term investments	157,990	215,991
Trade accounts receivable, less allowances of $734 in 2002 and $1,848 in 2001	3,316	5,025
Inventories:
Raw materials	2,014	4,328
Work in progress	1,508	1,653
Finished goods	841	3,259

Total inventories	4,363	9,240
Prepaid expenses and other current assets	3,477	8,857

Total current assets	318,394	317,777
Property, plant and equipment:
Land and building	—	24,605
Assets held for sale	19,397	—
Manufacturing and development equipment	7,149	49,880
Computer software and equipment	4,189	7,810
Office equipment	935	4,279
Leasehold improvements	1,774	15,772
Construction in progress	428	3,053

	33,872	105,399
Less allowances for depreciation and amortization	(6,861)	(17,333)

Net property, plant and equipment	27,011	88,066
Intangible assets, net of accumulated amortization of $1,192 in 2002 and $13,700 in 2001	1,556	12,294
Other assets	5,327	11,587

Total assets	$352,288	$429,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,683	$2,438
Accrued compensation and related benefits	3,922	5,710
Accrued expenses	2,620	5,111
Restructuring accrual, current portion	8,100	4,736
Deferred revenue and research and development funding	—	1,775
Current portion of long-term debt	—	109

Total current liabilities	16,325	19,879
Restructuring accrual, long-term	16,349	220
Long-term debt, less current portion	—	7
Deferred rent	460	1,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—76,411,719 in 2002 and 75,980,323 in 2001	76	76
Additional paid-in capital	977,094	977,541
Notes receivable from stockholders	(2,135)	(5,815)
Deferred compensation	(4,208)	(18,220)
Accumulated other comprehensive income (loss)	(3,083)	1,436
Accumulated deficit	(648,590)	(546,908)

Total stockholders’ equity	319,154	408,110

Total liabilities and stockholders’ equity	$352,288	$429,724

Note: The December 30, 2001 consolidated balance sheet has been derived from audited financial statements.
See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenues	$6,743	$15,838	$25,953	$83,249
Cost of net revenues (1)	9,811	16,882	36,631	98,673

Gross loss	(3,068)	(1,044)	(10,678)	(15,424)
Operating Expenses:
Research and development (2)	4,321	14,646	19,702	41,908
Less funding received from research and development contracts	(72)	(1,166)	(1,574)	(1,256)

Net research and development	4,249	13,480	18,128	40,652
Sales and marketing (3)	1,837	2,592	6,727	7,981
General and administrative (4)	3,688	5,010	11,879	17,643
Amortization of goodwill and other intangibles	183	5,255	2,852	49,154
Impairment of goodwill and other intangibles	—	—	7,692	241,574
In-process research and development	—	—	—	13,400
Restructuring charges	36,597	2,162	72,215	5,785
Deferred compensation	3,377	11,766	13,392	53,147

Total operating expenses	49,931	40,265	132,885	429,336

Operating loss	(52,999)	(41,309)	(143,563)	(444,760)
Interest income	2,030	4,046	6,928	14,321
Interest expense	—	(9)	(78)	(33)
Other income (expense), net	(6,531)	304	35,031	(448)

Loss before benefit for income taxes	(57,500)	(36,968)	(101,682)	(430,920)
Benefit for income taxes	—	(5,000)	—	(15,000)

Net loss	$(57,500)	$(31,968)	$(101,682)	$(415,920)

Basic and diluted net loss per share	$(0.76)	$(0.43)	$(1.34)	$(5.69)

Shares used to compute basic and diluted net loss per share	76,112	74,212	75,766	73,130

(1)
Excluding amortization of deferred stock compensation of $583 and $2,209 for the three and nine months ended September 29, 2002, and $1,773 and $7,685 for the three and nine months ended September 30, 2001, respectively.

(2)
Excluding amortization of deferred stock compensation of $1,932 and $8,113 for the three and nine months ended September 29, 2002, and $7,982 and $37,815 for the three and nine months ended September 30, 2001, respectively.

(3)
Excluding amortization of deferred stock compensation of $239 and $910 for the three and nine months ended September 29, 2002, and $670 and $2,968 for the three and nine months ended September 30, 2001, respectively.

(4)
Excluding amortization of deferred stock compensation of $623 and $2,160 for the three and nine months ended September 29, 2002, and $1,341 and $4,679 for the three and nine months ended September 30, 2001, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	September 29, 2002	September 30, 2001
Operating activities
Net loss	$(101,682)	$(415,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,845	9,575
Restructuring and impairment charges	50,693	2,067
Amortization of goodwill and other intangibles	2,852	49,154
Impairment of goodwill and other intangibles	7,692	241,574
Acquired in-process research and development	—	13,400
Amortization of deferred compensation	13,392	53,147
Deferred rent	115	271
Loss on disposal of assets	340	—
Realized loss on sale of investments	39	—
Gain from sale of assets related to divestiture	(41,263)	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,709	9,119
Inventories	4,340	22,552
Prepaid expenses and other current assets	5,380	(3,371)
Accounts payable	(755)	(19,776)
Accrued expenses	(6,414)	(4,595)
Accrued restructuring	19,493	4,956
Deferred tax liability and income tax payable	—	(15,355)
Deferred research and development funding and deferred revenue	(1,775)	400

Net cash used in operating activities	(37,999)	(52,802)

Investing activities
Purchase of available-for-sale investments	(119,395)	(216,242)
Proceeds from sales and maturities of investments	179,588	135,470
Acquisition of businesses and related expenses, net of cash acquired	—	(81,693)
Acquisition of property, plant and equipment	(1,426)	(51,719)
Proceeds from sale of property, plant and equipment	1,056	617
Proceeds from sale of assets related to divestiture	45,000	—
Decrease in other assets	10	(2,870)

Net cash provided by (used) in investing activities	104,833	(216,437)

Financing activities
Payments on equipment loan	(103)	(180)
Proceeds from issuance of common stock, net of repurchases	2,060	1,679
Proceeds from payment of notes receivable with shareholders	1,793	422

Net cash provided by financing activities	3,750	1,921

Increase (decrease) in cash and cash equivalents	70,584	(267,318)
Cash and cash equivalents at beginning of period	78,664	363,375

Cash and cash equivalents at end of period	$149,248	$96,057

Supplemental disclosure of non-cash activities:
Exchange of note receivable for Finisar Corporation common stock	$6,750	$—

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 29, 2002

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended September 29, 2002 and September 30, 2001 each contained 91 days. The nine-month periods ended September 29, 2002 and September 30, 2001 each contained 273 days.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). The Company adopted both standards at the beginning of fiscal 2002. FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, thereby eliminating the pooling-of-interests method. In addition, FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company’s results of operations, financial position, or cash flows, because at December 30, 2001, the Company had no goodwill or indefinite lived intangible assets.

In accordance with FAS 142, the following financial information reflects consolidated results adjusted as though the accounting for goodwill and intangible assets was consistent in the periods presented:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001
	(in thousands, except per share amounts)
Reported net loss	$(57,500)	$(31,968)	$(101,682)	$(415,920)
Net impact of goodwill amortization and impairment charges	—	2,343	—	2,343

Adjusted net loss	$(57,500)	$(29,625)	$(101,682)	$(413,577)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share before cumulative effect of an accounting change	$(0.76)	$(0.43)	$(1.34)	$(5.69)
Net impact of goodwill amortization and impairment charges	—	0.03	—	0.03

Adjusted basic and diluted net loss per share	$(0.76)	$(0.40)	$(1.34)	$(5.66)

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

NOTE 2—COMPREHENSIVE LOSS

Comprehensive loss for the three months ended September 29, 2002 is $61.6 million, comprised of the Company’s net loss of $57.5 million and $4.1 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the nine months ended September 29, 2002 is $106.2 million, comprised of the Company’s net loss of $101.7 million and $4.5 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the three months ended September 30, 2001 is $30.5 million, comprised of the Company’s net loss of $32.0 million and $1.5 million of net unrealized holding gains on marketable equity securities. Comprehensive loss for the nine months ended September 30, 2001 is $413.4 million, comprised of the Company’s net loss of $415.9 million and $2.5 million of net unrealized holding gains on marketable equity securities.

NOTE 3—LOSS PER SHARE

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, less the common shares subject to repurchase. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of basic and diluted net loss per share was 9,995,000 for the three and nine months ended September 29, 2002 and 8,477,000 for the three and nine months ended September 30, 2001.

The following table sets forth the calculation of basic loss per share.

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(in thousands, except per share amounts)
Net loss (numerator)	$(57,500)	$(31,968)	$(101,682)	$(415,920)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	76,674	75,754	76,449	74,920
Less shares subject to repurchase	(562)	(1,542)	(683)	(1,790)

Denominator for basic and diluted net loss per share	76,112	74,212	75,766	73,130

Basic and diluted net loss per share	$(0.76)	$(0.43)	$(1.34)	$(5.69)

NOTE 4—INCOME TAXES

No tax provision was recorded for the three and nine months ended September 29, 2002 due to the significant ongoing losses. The benefit for income taxes of approximately $5.0 million and $15.0 million for the three and nine months ended September 30, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA Technology, Inc. and Globe Y Technology, Inc. acquisitions. Excluding the tax benefit associated with these acquisitions, the Company recorded a provision for income taxes of approximately $175,000 and $525,000, respectively, primarily for minimum taxes and foreign withholding taxes.

NOTE 5—SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company has two reportable segments: telecom and photonics tools. The telecom segment performs research and development, manufacturing, marketing and sales of high-speed radio frequency products and tunable laser modules for telecom applications, which are primarily sold to manufacturers of test and measurement equipment in the telecommunications market and the defense industry. The photonics tools segment performs research and development, manufacturing, marketing and sales of tunable lasers for non-telecom applications; photonics tools, and OEM subsystems, which are primarily used for commercial and research applications.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, excluding gains and losses on the Company’s investment portfolio. There were no intercompany sales or transfers.

The Company does not segregate assets or interest expense by segment.

	Three Months Ended September 29, 2002
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$2,450	$4,293	$6,743
Depreciation and amortization expense	$1,332	$322	$1,654
Operating segment loss	$(8,640)	$(4,202)	$(12,482)

	Three Months Ended September 30, 2001
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$9,721	$6,117	$15,838
Depreciation and amortization expense	$3,449	$425	$3,874
Operating segment loss	$(21,020)	$(1,106)	$(22,126)

	Nine Months Ended September 29, 2002
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$12,271	$13,682	$25,953
Depreciation and amortization expense	$6,636	$1,209	$7,845
Operating segment loss	$(38,058)	$(9,354)	$(47,412)

	Nine Months Ended September 30, 2001
	Telecom	Photonics Tools	Total
	(in thousands)
Revenues from external customers	$61,037	$22,212	$83,249
Depreciation and amortization expense	$8,251	$1,088	$9,339
Operating segment loss	$(81,443)	$(257)	$(81,700)

Operating segment loss excludes amortization of goodwill and other intangibles, in-process research and development, restructuring and impairment charges, and amortization of deferred stock based compensation.

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(in thousands)		(in thousands)
Loss
Total loss for reportable segments	$(12,842)	$(22,126)	$(47,412)	$(81,700)
Interest and other income, net	(4,501)	4,341	41,881	13,840
Amortization of goodwill and other intangibles	(183)	(5,255)	(2,852)	(49,154)
Impairment of goodwill	—	—	(7,692)	(241,574)
In-process research and development	—	—	—	(13,400)
Restructuring charges	(36,597)	(2,162)	(72,215)	(5,785)
Amortization of deferred compensation	(3,377)	(11,766)	(13,392)	(53,147)

Loss before income taxes	$(57,500)	$(36,968)	$(101,682)	$(430,920)

Geographic information
Revenues
United States	$4,791	$9,334	$16,977	$51,918
Asia	515	1,385	2,210	4,701
Europe	1,437	5,119	6,766	26,630

Consolidated total	$6,743	$15,838	$25,953	$83,249

Revenues are attributed to countries based on the location of customers.

NOTE 6—SIGNIFICANT CUSTOMERS

In the three months ended September 29, 2002, no individual customer accounted for more than 10% of the Company’s net revenues. In the three months ended September 30, 2001, Agilent Technologies and Alcatel S.A. each accounted for 12.4% of the Company’s net revenues. In the past, telecommunication systems suppliers have been the Company’s significant customers. Due to the Company’s decision to no longer supply fiber optic components and to cease development of next generation radio frequency components for telecommunications applications, it is unlikely that telecommunications systems suppliers will be significant customers in future periods.

NOTE 7—CONTINGENCIES

On February 13, 2002, a lawsuit against the Company and certain of its officers and directors was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. To date, the plaintiffs have not filed an amended complaint.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the discovery stage. Trial is scheduled to begin on August 4, 2003.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and several of its officers and directors in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaint alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the defendants, and sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated proceedings by the issuer defendant, of which the Company and the individual defendants are a part, on common pleadings issues. That motion was heard before the Court in New York on October 29, 2002. On or about October 9, 2002, the court entered as an order a stipulation dismissing the individual officers and directors from the litigation without prejudice.

The Company believes that it has meritorious defenses to these lawsuits and will defend the litigations vigorously. An unfavorable resolution of any of the foregoing lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

New Focus will receive consideration of approximately $12.15 million under the terms of the agreement. New Focus received initial consideration of approximately $6.75 million in the form of a note receivable from Finisar payable in August 2002 in either Finisar common stock or cash. In settlement of this note, New Focus received 4,027,446 shares of Finisar common stock based on the $1.676 per share average closing price of Finisar common stock for the ten trading days ending August 7, 2002. New Focus will also receive cash royalty payments that are subject to guaranteed minimum payments totaling $5.4 million payable in annual installments of $1.4 million, $2.0 million and $2.0 million in the third quarter of 2003, 2004 and 2005, respectively. The royalty payments are based on a percentage of the sales of all products that utilize the transferred technology and will be recognized as income as payments are received. Under the terms of the agreement, Finisar also has the right to purchase prior to July 1, 2003 certain product inventories for an additional payment of $600,000.

On May 23, 2002, New Focus completed the sale of its network tunable laser technology to Intel Corporation for $50.0 million in cash, including $5.0 million held in escrow. Under the terms of the transaction New Focus assigned certain intellectual property rights and transferred certain physical assets associated with its network tunable laser program to Intel. In addition, Intel hired approximately 40 New Focus employees associated with this technology. Under the agreement, Intel granted a license to New Focus that allows New Focus to use the tunable laser technology involved in this transaction for test and measurement and other non-network applications. Under the terms of the agreement, ten percent of the sale proceeds, or $5.0 million, will be held in escrow for eighteen months to satisfy claims, if any, against breaches of representations and warranties in the agreement. The Company will record a gain and cash receipt upon the release of the escrowed funds, if any, at the close of the escrow period.

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

In June 2002, the Company determined that it would discontinue new product development for certain high-speed radio-frequency products manufactured by JCA. As a result of this decision the Company expected that revenues from JCA’s telecom products would further decline. In addition, due to the continuing downturn in the telecommunications market, the Company expected that revenues from Globe Y products would be negligible and the Company made the decision to close the operations of Globe Y in early August. In accordance with the Company’s policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. The Company calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles for the quarter ended June 30, 2002. Based on the same methodology, the Company recorded a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. As of September 29, 2002, the Company has $1.6 million remaining in an acquired intangible related to the acquisition of JCA and no remaining acquired intangibles related to the acquisition of Globe Y.

The remaining intangible asset is being amortized using the straight-line method over its estimated useful life of approximately four years. The components of intangible assets are as follows (in thousands):

	September 29, 2002	December 30, 2001
Developed technology	$2,748	$19,264
Customer base	—	2,877
Non-compete agreement and workforce	—	3,076
Other intangibles	—	777

Total intangibles assets	2,748	25,994
Less: accumulated amortization	(1,192)	(13,700)

	$1,556	$12,294

NOTE 10—RESTRUCTURING CHARGES

In March 2002, the Company decided to divest its operations related to the manufacture of passive optical components products. As part of this action, the Company ceased operations at its 243,000 square foot manufacturing facility in Shenzhen, China in July 2002. For the three months ended March 31, 2002, the Company recorded restructuring and asset impairment charges totaling $24.0 million. The restructuring and impairment charges included $23.4 million for the write-down of the Company’s facility in China and equipment related to its passive product line and $644,000 for severance costs covering approximately 156 employees. Non-cash items included in the restructuring and impairment charges totaled $23.4 million.

In June 2002, the Company decided to discontinue its new product development of certain high-speed radio frequency products for next-generation telecommunications applications. As part of this action, the Company decided to reduce its Wisconsin-based engineering staff associated with these programs and downsize its Wisconsin facility. The Company also instituted additional staffing reductions in corporate support functions at the end of June 2002. For the three months ended June 30, 2002, the Company recorded restructuring and asset impairment charges totaling $11.6 million. The restructuring and asset impairment charges included approximately $6.5 million for the write-down of the Company’s assets, approximately $2.1 million for facility closure costs, and approximately $3.0 million in severance costs associated with approximately 244 employees related to the Company’s passive component product line divestiture, sale of the network tunable laser technology, closing of the Company’s China facility and the additional headcount reduction instituted in June 2002. Non-cash items included in the restructuring and impairment charges totaled $6.5 million.

In the third quarter of 2002, the Company consolidated its remaining California-based operations into its smaller facility in San Jose. For the three months ended September 29, 2002, the Company recorded restructuring and asset impairment charges totaling $36.6 million. The restructuring and asset impairment charges included approximately $14.6 million for the write-down of property and equipment, primarily for leasehold improvements located at the Company’s vacated headquarters facility, approximately $20.7 million for facility closure costs, and approximately $1.3 million in severance costs associated with 58 employees related to headcount reductions at the Company’s Wisconsin and California facilities. Non-cash charges included in the restructuring and asset impairment charges totaled $14.6 million.

The table below summarizes the Company’s restructuring and asset impairment activities (in thousands):

	Provision Balance as of December 30, 2001	Nine months Ended September 29, 2002	Cash Payments	Non-cash Charges	Provision Balance as of September 29, 2002
Restructuring activities
Workforce reduction severance costs	$3,058	$5,234	$(6,734)	$—	$1,558
Facility closure costs	1,898	24,951	(3,958)	—	22,891
Property and equipment write-downs	—	52,139	—	(52,139)	—

Restructuring charges	$4,956	$82,324	$(10,692)	$(52,139)	$24,449

At September 29, 2002, the remaining severance costs are expected to be paid out through the first quarter of 2003. Facility closure costs, which include lease payments of $29.5 million less estimated sublease receipts of $11.1 million, are expected to be paid out through 2011.

NOTE 11—NOTES RECEIVABLE FROM STOCKHOLDERS

During the year ended December 31, 2000, the Company made full recourse loans aggregating approximately $8.8 million to certain employees in connection with their purchase of shares of common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. The notes bear no interest but interest is being imputed and reported annually as compensation on the employee’s W-2. All unvested shares purchased by employees are subject to repurchase by the Company at the original exercise price if the employee’s employment is terminated. At September 29, 2002 and December 30, 2001, the balance outstanding under these notes was approximately $2.8 million and approximately $6.9 million, respectively, of which approximately $2.1 million and approximately $5.8 million, respectively, related to the exercise of stock options and was included in stockholders’ equity. The remaining balance relates to the tax liability associated with the stock option exercise and has been included in “Other Assets.”

During the third quarter of 2002, two notes totaling approximately $1.4 million became due and payable. As of November 11, 2002 the Company has received $1.0 million in partial payments and currently believes that it will receive full repayment of the remaining balance based upon its specific and general collateral positions against the personal assets of these two former employees.

NOTE 12—RELATED PARTY TRANSACTIONS

On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was the Company’s president and chief executive officer and a member of the Company’s board of directors at the time these loan agreements were executed. The principal amount of approximately $2.1 million on the first note plus the accrued interest on this note was paid by the scheduled maturity date of June 30, 2002. The second note in the principal amount of approximately $5.9 million currently bears interest at the per annum rate of 9.99% compounded annually and is secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick also had a note in the principal amount of approximately $1.3 million issued to the Company in connection with the exercise of stock options, which was repaid in accordance with its terms in March 2002. The principal amount of this note is included in the totals in Note 11 above.

Mr. Westrick resigned as the Company’s president and chief executive officer and as a member of the Company’s board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the Company entered into a Separation and Release Agreement. The agreement extended the due date of the $5.9 million note to June 30, 2004 from June 30, 2002. Additionally, the Company accelerated unvested options to purchase 633,333 shares of the Company’s common stock and agreed to pay the equivalent of eighteen months of compensation to Mr. Westrick. The Company recorded a charge of approximately $2.3 million related to the acceleration of stock option vesting and payment of compensation, which was included in “Restructuring and other charges” in its statement of operations for fiscal 2001.

Principal and accrued interest on the $5.9 million note receivable totaled $6.4 million through the end of the second quarter of 2002. Based on declines in the value of the underlying collateral and Mr. Westrick’s other assets, the Company recorded an impairment charge of $4.6 million during the third quarter of 2002. The Company has not forgiven or modified the terms of the note receivable.

NOTE 13—STOCK OPTION PLANS

During the third quarter of 2002, the Company granted options to purchase 2,020,000 shares of the Company’s common stock to six executive officers, including an option to purchase 1,000,000 shares of the Company’s common stock to Nicola Pignati in connection with his promotion to president and chief executive officer. As of September 29, 2002, options to purchase 9,995,036 shares were outstanding under the Company’s stock option plans. In October 2002, as a result of the resignation of R. Clark Harris as the Company’s chairman of the board of directors and chief strategy officer, unvested options to purchase a total of 1,279,778 shares of the Company’s common stock were cancelled and returned to the Company’s 2000 Stock Plan. Mr. Harris served as president and chief executive officer from October 2001 to April 2002 and had been a member of the board of directors since October 1998, serving as chairman of the board of directors since August 2001. From May 2002 until his resignation in October 2002, Mr. Harris served as the Company’s chief strategy officer in addition to his role as a chairman of the board of directors.

NOTE 14—STOCK REPURCHASE PROGRAM

On September 5, 2002, the board of directors adopted a share repurchase plan under which the Company is authorized to repurchase up to $45 million of the Company’s common stock. As of November 8, 2002, the Company had repurchased approximately 1,926,000 shares of its common stock at a total cost of approximately $6.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains predictions, estimates and other forward-looking statements regarding our outlook for net revenue and net loss in the fourth quarter of 2002. The following also discusses our projected quarterly revenue level to achieve profitability, the general trend in our net revenue, the general trend in our gross profit (loss) percentage, revenue we expect from cancellation fees, our belief that our restructuring activities have concluded, the treatment of future restructuring and impairment charges, and our commitment to our acquisition and partnering strategies. The matters discussed below are subject to risks and uncertainties and actual results may differ materially from any future performance suggested. The risks and uncertainties include the difficulty of forecasting anticipated revenues due to uncertainties related to the various markets we intend to serve; the high sensitivity of the size of our net loss to our level of revenue due to the complex business structure necessary to support our product lines, and the difficulty of achieving anticipated cost reductions due to unforeseen expenses, including costs arising from the consolidation of our facilities and qualifying our San Jose facility with various government agencies and customers. Any unforeseen delays in completing the development of our new products may limit our ability to generate volume revenues. We also may experience difficulty in gaining customer acceptance of our new products and in generating future revenue from new products commensurate with prior investments in research and development activities. Additionally, if we cannot effectively execute on our acquisition and partnering strategies and our expansion into potential new markets, we will be unable to achieve profitability, measured on a pro forma basis, in a timely manner, if at all. Other risk factors that may affect our financial performance include, but are not limited to, those discussed in this section and those listed in “Risk Factors” and elsewhere in this document. Other risks that may affect our financial performance are listed in our various reports on file with the SEC, including our fiscal year 2001 annual report on Form 10-K and our quarterly report on Form 10-Q for the second quarter of fiscal year 2002. We undertake no obligation to publicly release any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Demand for our telecom products fell abruptly beginning in the latter half of the first quarter of 2001 due to the widespread business downturn in the telecommunications industry. Market conditions continued to worsen with each successive quarter of 2001. As a result of the telecommunications industry downturn, we experienced order cancellations and rescheduling of orders to later periods. Revenues from our telecom products declined in each quarter of 2001, from $32.3 million in the first quarter, to $19.0 million in the second quarter, $9.7 million in the third quarter and $4.4 million in the fourth quarter. At the same time, demand for our photonics tools also declined as a result of the broader economic downturn that, in particular, adversely impacted OEM sales to the semiconductor market. Revenues from our photonics tools products declined in each quarter of 2001, from $8.5 million in the first quarter, to $7.6 million in the second quarter, $6.1 million in the third quarter and $5.0 million in the fourth quarter. In 2002, revenues from our telecom products were $4.9 million in the first and second quarters and $2.5 million in the third quarter. Revenues for our photonics tools were $5.2 million, $4.2 million and $4.3 million in these respective quarters.

In response to the sharp deterioration of the telecommunications market and the steady decline in our net revenues, we have been in the process of restructuring our operations. Our restructuring actions began in the second quarter of 2001 with the implementation of plans for two plant closures, selective work force reductions and cuts in discretionary spending. In the third and fourth quarters of 2001, we announced additional work force reductions, further spending cuts and the planned closure of a third manufacturing facility. We recorded $17.8 million in restructuring charges in the last three quarters of 2001 to reflect these actions. During this same period we recorded impairment charges of $289.3 million to write down goodwill and other intangibles associated with two acquisitions completed in early 2001.

Our restructuring actions have continued during the first nine months of 2002. In the first quarter, we announced plans for the closure of our large-scale China manufacturing facility, which was completed in the third quarter of 2002. During the second quarter, we sold our passive component product line and our network tunable laser technology. We also announced the cessation of new product development for high-speed radio frequency (RF) telecom products for telecom applications. During the third quarter of 2002, we completed our planned facilities consolidation efforts by closing our 130,000 square foot facility in San Jose, California and downsizing our 31,000 square foot facility in Madison Wisconsin. We also made additional work force reductions in each of the first, second and third quarters of 2002. In the nine months ended September 29, 2002, we recorded $72.2 million in restructuring and asset impairment charges to reflect these actions and $7.7 million for the impairment of intangible assets. We now occupy approximately 60,000 square feet, or about 10% of the space that we occupied at the beginning of 2001. Our worldwide headcount at the end of the third quarter was approximately 275 people, down from a peak of approximately 2,100 people in the first quarter of 2001. We believe that the third quarter of 2002 marks the end of six quarters of restructuring actions and any restructuring and impairment charges recorded in our financial statements beyond the third quarter will be adjustments to prior period estimates and should be minimal in size relative to past charges.

As a result of our restructuring actions, we believe that approximately $13 million in quarterly net revenue is required to reach profitability, measured on a pro forma basis, based on our targeted quarterly expense structure, defined as manufacturing overhead plus operating expenses, of approximately $10 million. As a result of the restructuring actions we implemented, we expect to achieve this targeted expense structure in the fourth quarter of 2002. However, due to difficult market conditions it is unlikely that we will be able to generate $13 million in quarterly revenue in the near future based upon our current product offerings alone.

Demand for our photonics tools and high-speed RF amplifiers has shown improvement, but the continuing weakness in the telecom test and measurement market has led to a reduction in orders for our OEM and benchtop tunable laser products. We currently expect approximately $1 million in revenue from cancellation fees in the fourth quarter of 2002 due to contract cancellations for OEM tunable products by two customers. Including the revenue from these cancellation fees, we currently expect that net revenue for the fourth quarter of 2002 will fall within a range of approximately $7-9 million.

Based on our expectations that difficult conditions will persist within the telecommunications market well into 2003 and possibly into 2004, we have taken steps through our restructuring actions to reduce our dependence on this market. As a result of these actions, we will no longer develop fiber-optic and next-generation RF components for telecommunications systems suppliers. We will, however, continue to supply high-speed RF components for defense and other commercial applications. Under our new strategic direction, we plan to focus our business on providing photonics and microwave solutions for the semiconductor, industrial, defense and telecommunications markets. Our product portfolio now includes tunable lasers for test and measurement applications, advanced photonics tools, and high-speed RF products. Our targeted markets outside of telecommunications represent emerging markets for photonics and microwave solutions, and we cannot assure you that our strategy will be successful. Further, a certain portion of our products, in particular tunable lasers for telecom test and measurement applications, will continue to be highly dependent on the telecommunications market. In addition to our planned market diversification, we also intend to pursue strategic acquisition and partnering opportunities to grow our revenues and diversify our product portfolio. If we cannot effectively execute on our acquisition and partnering strategies and expand into potential new markets, we will be unable to achieve profitability on a pro forma basis in a timely manner, if at all.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Restructuring and asset impairment.    For the three months ended September 29, 2002, we recorded restructuring and asset impairment charges totaling $36.6 million. The restructuring and impairment charges included $14.6 million for the write-down of our property, plant and equipment, $20.7 million for facility closure costs, and $1.3 million in severance costs (see note 10 to “Notes to Consolidated Financial Statements”). At September 29, 2002, we had a remaining restructuring accrual of $24.4 million that represents the estimated cash outflows in future periods associated with our restructuring actions. In the course of our restructuring activities, we performed an analysis of our real estate facility requirements and identified existing vacant space that we intend to sublease. At September 29, 2002, we have included in our restructuring liability approximately $18.4 million related to estimated lease losses, net of expected sublease income. In determining the lease loss, various assumptions were used including the time period over which the facilities will be vacant, expected sublease term and sublease rates. The reserve represents our current estimate and may be adjusted upon the occurrence of future events. These events may include, but are not limited to, changes in estimates relating to time to sublease the facilities, sublease terms and sublease rates. Additionally, we have estimated the fair value of excess equipment, which we are in the process of disposing. These estimates may require an adjustment if actual results differ. Such adjustment could materially affect our results of operations.

Inventories.    Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will likely differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry. Further we recorded inventory write-downs of approximately $1.3 million and $0.9 million in the first and second quarters of 2002, respectively, related to the divestiture of our passive component product line. Based upon a change in our estimated inventory usage, we recorded a favorable $0.6 million inventory adjustment in the third quarter of 2002. The excess inventory write-downs and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our previous inventory write-downs would be required.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze historical bad debts, customer concentrations, creditworthiness, customer payment history and the current economy when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Notes Receivable.    During 2000 and 2001, the Company made $16.8 million in full recourse loans to employees of the Company. We maintain reserves for estimated losses resulting from the inability of these individuals to make their required payments. At September 29, 2002, loans with an aggregate principal and interest value of $9.2 million were outstanding, of which $4.6 million had been reserved. We analyze the need for a reserve by considering our collateral with respect to the loan, payment history, our knowledge of the individuals’ other assets and the maturity date of the loan. Based on these factors, we recorded a charge of $4.6 million related to one loan during the three months ended September 29, 2002. Should either the financial condition of the borrower or the value of our collateral decline in the future we may be required to take additional charges.

Impairment of goodwill and other intangible assets.    At September 29, 2002, we had $1.6 million of other intangible assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. We have written off $289.3 million and $7.7 million of goodwill and other intangible assets during fiscal year 2001 and the first nine months of 2002, respectively, see note 9 to “Notes to Consolidated Financial Statements.”

Revenue recognition.    We recognize revenue at the time of delivery, with provisions established for estimated product returns and allowances. These returns and allowances are estimated based on historical experience. If our estimates do not accurately anticipate future returns, revenue could be misstated. Revenue on the shipment of evaluation units is deferred until customer acceptance.

Product warranty.    We provide for the estimated cost of product warranties at the time revenue is recognized, based upon historical experience. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

Results of Operations

Net Revenues

Net revenues decreased to $6.7 million and $25.9 million for the three and nine months ended September 29, 2002, respectively, from $15.8 million and $83.2 million for the three and nine months ended September 30, 2001, respectively, primarily as a result of decreased sales of our telecom products attributed to a widespread business downturn in the telecommunications industry. Sales of our telecom products were $2.4 million, or 36% of total net revenues, for the three months ended September 29, 2002 and were $9.7 million, or 61% of total net revenues, for the three months ended September 30, 2001. Net revenues from our telecom products were $12.3 million, or 47% of total net revenues, for the nine months ended September 29, 2002 and were $61.0 million, or 73% of total net revenues, for the nine months ended September 30, 2001.

Net revenues for our photonics tools products also declined in the three and nine months ended September 29, 2002 relative to the comparable periods ended September 30, 2001. Sales of photonics tools were $4.3 million in the three months ended September 29, 2002, down from $6.1 million in the three months ended September 30, 2001. Sales of photonics tools were $13.7 million for the first nine months of 2002, down from $22.2 million in the first nine months of 2001.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred stock compensation, worsened to a loss of 54.1% in the three months ended September 29, 2002, compared to a loss of 17.8% in the three months ended September 30, 2001. Excluding amortization of deferred stock compensation of $583,000 and $1.8 million in the three months ended September 29, 2002 and September 30, 2001, respectively, the gross profit (loss) percentage deteriorated to a loss of 45.5% in the three months ended September 29, 2002 from a loss of 6.6% in the three months ended September 30, 2001. Cost of net revenues includes a favorable inventory adjustment of $616,000 in the third quarter of 2002, and charges totaling $1.3 million for inventory write-downs, order cancellation fees and other charges for the third quarter of 2001. The gross profit (loss) percentage, including amortization of deferred stock compensation, worsened to a loss of 49.7% in the nine months ended September 29, 2002, compared to a loss of 27.8% in the nine months ended September 30, 2001. Excluding amortization of deferred stock compensation of $2.2 million in the first nine months of 2002 and $7.7 million in the first nine months of 2001, gross profit (loss) percentage deteriorated to a loss of 41.1% from a loss of 18.5%, respectively. Cost of net revenues for the first nine months ended 2002 and 2001 included $1.6 million and $36.4 million, respectively, for the net write-down of excess inventories and related charges. Costs associated with underutilized facilities and our relocation to a single facility in San Jose, California, combined with the lost gross margin on lower net revenues, had a significant negative impact on our gross loss percentage in the third quarter of 2002. As a result of the closure of underutilized facilities and completion of our relocation activities, we expect our gross profit (loss) percentage, excluding amortization of deferred stock compensation, to improve and be positive in the fourth quarter of 2002.

Research and Development Expenses

Research and development expenses, including amortization of deferred stock compensation, decreased to 91.7% of net revenues, or $6.2 million, in the three months ended September 29, 2002, from 135.5% of net revenues, or $21.5 million, in the three months ended September 30, 2001. Excluding amortization of deferred stock compensation of $1.9 million and $8.0 million, respectively, research and development expenses decreased to 63.0% of net revenues, or $4.2 million, in the three months ended September 29, 2002 from 85.1% of net revenues, or $13.5 million, in the three months ended September 30, 2001. Research and development expenses, including amortization of deferred stock compensation, increased to 101.1% of net revenues, or $26.2 million in the nine months ended September 29, 2002 from 94.3% of net revenues, or $78.5 million, in the nine months ended September 30, 2001. Excluding amortization of deferred stock compensation of $8.1 million and $37.8 million, respectively, research and development expenses increased to 69.8% of net revenues, or $18.1 million, in the nine months ended September 29, 2002 from 48.8% of net revenues, or $40.7 million, in the nine months ended September 30, 2001. Research and development expenses, excluding amortization of deferred stock compensation, increased as a percentage of net revenues for the nine months ended September 29, 2002, due to the sharp decline in our revenues but decreased in absolute dollars for both the three and nine month periods ended September 29, 2002 as a result of the Company’s efforts to more closely align development expenses with revenue expectations. We ceased development of passive component products in early May 2002, network tunable lasers upon the sale of this technology to Intel Corporation in late May 2002, and RF telecom components in September 2002. As a result, we expect our research and development expenses to decrease in the fourth quarter of 2002, both in absolute dollars and as a percentage of net revenues.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred stock compensation, increased to 30.8% of net revenues, or $2.1 million, in the three months ended September 29, 2002 from 20.6% of net revenues, or $3.3 million, in the three months ended September 30, 2001. Excluding amortization of deferred stock compensation of $239,000 and $670,000, respectively, sales and marketing expenses increased as a percentage of net revenues to 27.2%, or $1.8 million, in the three months ended September 29, 2002, from 16.4%, or $2.6 million, in the three months ended September 30, 2001. Sales and marketing expenses, including amortization of deferred stock compensation, increased to 29.4% of net revenues, or $7.6 million, in the nine months ended September 29, 2002, from 13.2% of net revenues, or $10.9 million, in the nine months ended September 30, 2001. Excluding amortization of deferred stock compensation of $910,000 and $2.9 million, respectively, sales and marketing expenses increased as a percentage of net revenues to 25.9%, or $6.7 million, in the nine months ended September 29, 2002 from 9.6%, or $8.0 million, in the nine months ended September 30, 2001. In both the three and nine month periods ended September 29, 2002, sales and marketing expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in sales and marketing expenses. However, as a result of our facilities consolidation and restructuring activities, we expect sales and marketing expenses to decrease in the fourth quarter of 2002, both in absolute dollars and as a percentage of net revenues.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred stock compensation, increased to 63.9% of net revenues, or $4.3 million, in the three months ended September 29, 2002, from 40.1% of net revenues, or $6.4 million, in the three months ended September 30, 2001. Excluding amortization of deferred stock compensation of $623,000 and $1.3 million, respectively, general and administrative expenses increased as a percentage of net revenues to 54.7%, or $3.7 million, in the three months ended September 29, 2002, from 31.6% of net revenues, or $5.0 million, in the three months ended September 30, 2001. General and administrative expenses, including amortization of deferred stock compensation, increased to 54.1% of net revenues, or $14.0 million, in the nine months ended September 29, 2002 from 26.8% of net revenues, or $22.3 million, in the nine months ended September 30, 2001. Excluding amortization of deferred stock compensation of $2.2 million and $4.7 million, respectively, general and administrative expenses increased as a percentage of net revenues to 45.8%, or $11.9 million, in the nine months ended September 29, 2002, from 21.2% of net revenues, or $17.6 million, in the nine months ended September 30, 2001. Absolute dollar spending for general and administrative expenses, excluding the amortization of deferred compensation, decreased approximately 26% and 33%, respectively, in the three and nine month periods ended September 29, 2002, compared to the three and nine month periods ended September 30, 2001. The decrease in absolute dollar spending was primarily attributable to higher integration costs in 2001 related to our acquisitions of JCA and Globe Y and higher legal costs related to an intellectual property dispute in 2001. In both the three and nine month periods ended September 29, 2002, general and administrative expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in general and administrative expenses. However, as a result of our facilities consolidation and restructuring activities, we expect general and administrative expenses to decrease in the fourth quarter of 2002, both in absolute dollars and as a percentage of net revenues.

Amortization and Impairment of Goodwill and Other Intangibles

Amortization of the goodwill and other intangibles that arose from our acquisitions of JCA Technology, Inc. and Globe Y Technology, Inc. in January and February 2001, respectively, totaled $183,000 and $5.3 million in the three months ended September 29, 2002 and September 30, 2001, respectively. Amortization of these intangible assets for the nine months ended September 29, 2002 and September 30, 2001 was $2.9 million and $49.2 million, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001.

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

In June 2002, we determined that we would discontinue new product development for certain high-speed RF products manufactured by our subsidiary JCA. As a result of this decision, we expected that revenues from JCA’s telecom products would further decline. In addition, due to the continuing downturn in the telecommunications market, we expected that revenues from Globe Y products would be negligible. As a result, we decided to close the operations of Globe Y in early August 2002. In accordance with our policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. We calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles for the quarter ended June 30, 2002. In accordance with the same policy, we recorded a $241.6 million write-down of goodwill for the quarter ended July 1, 2001. As of September 29, 2002, we have $1.6 million remaining in an acquired intangible related to JCA and no remaining acquired intangibles related to Globe Y. This asset is being amortized over its estimated useful life of approximately four years.

In-process Research and Development

In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use. A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the nine months ended September 30, 2001. No such charges were recorded in the three or nine month periods of 2002.

Restructuring charges

During the third quarter of 2002, our board of directors approved a restructuring plan to consolidate our 130,000 square foot facility in San Jose, California into our smaller San Jose facility. We also reduced our Wisconsin-based engineering staff and implemented additional workforce reductions in California. For the three months ended September 29, 2002, we recorded total restructuring and asset impairment charges of approximately $36.6 million. The restructuring and asset impairment charges included approximately $14.6 million for the write-down of assets, approximately $20.7 million related to facility closure costs and approximately $1.3 million for severance costs associated with the termination of 58 employees. Non-cash items included in the restructuring charge totaled $14.6 million. As of September 29, 2002, approximately $24.4 million in accrued restructuring costs, consisting of approximately $1.5 million for severance and approximately $22.9 million for facility closure costs, remained in current and long-term liabilities.

Interest and Other Income, net

Interest and other income, net totaled an expense of $4.5 million for the three months ended September 29, 2002, compared to income of $4.3 million for the three months ended September 30, 2001. Other expense in the three months ended September 29, 2002 included impairment charges of $4.6 million and $1.7 million related to a note receivable from a former officer and an equity investment in a privately-held company, respectively. No such impairment charges were recorded in 2001. Interest income was $2.0 million for the three months ended September 29, 2002, compared to $4.0 million for the comparable period in 2001, due primarily to lower average interest rates in the 2002 period.

Interest and other income, net was $41.9 million for the nine months ended September 29, 2002, compared to $13.8 million for the nine months ended September 30, 2001. The gain on the sale of our network tunable laser technology to Intel Corporation was the largest component of interest and other income in 2002, totaling $38.6 million for the nine months ended September 29, 2002. The sale of our passive component product line to Finisar Corporation resulted in a gain of $2.7 million for the same nine-month period of 2002. Interest income was $6.9 million for the nine months ended September 30, 2002, compared to $14.3 million for the comparable period in 2001, due primarily to lower average interest rates in the 2002 period. Interest income for the nine months ended September 30, 2001 was partially offset by a $660,000 write-down to fair market value of our investment in a Southern California Edison debt security.

As of September 29, 2002, we held approximately 3.8 million shares of Finisar Corporation common stock received in connection with the sale of our passive component product line to Finisar in May 2002. At this date, our short-term investment balance included $2.6 million as the value of these shares and an unrealized loss of $3.8 million in accumulated other comprehensive income (loss). To the extent that the market value of the Finisar securities remains unchanged at the end of the fourth quarter of 2002, we will be required to recognize a loss of $3.8 million in other income (expense) in our income statement. However, our short-term investment balance on our balance sheet would not be affected. If the market value of these securities declines below the value on September 29, 2002 at the end of the fourth quarter of 2002 or any future quarter, we will be required to take additional charges in our income statement and reduce our short-term investment balance on our balance sheet by the corresponding amounts.

Income Taxes

As a result of our significant on-going losses, no income tax provision was recorded for the three or nine months ended September 29, 2002. The benefit for income taxes of approximately $5.0 million and $15.0 million for the three and nine month periods ended September 30, 2001, respectively, relates to the deferred tax benefit associated with the amortization of other identifiable intangible assets and deferred compensation resulting from the JCA and Globe Y acquisitions. Excluding the tax benefit associated with these acquisitions, we recorded a provision for income taxes of approximately $175,000 and $525,000, respectively, in the three and nine month periods ended September 30, 2001, primarily for minimum taxes and foreign withholding taxes.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments increased to approximately $307.2 million at September 29, 2002, from approximately $294.7 million at December 31, 2001. The increase in cash, cash equivalents and short-term investments was primarily due to the net effect of the receipt of $45.0 million in connection with the sale of our network tunable laser technology to Intel Corporation and outflows from operating activities. Net working capital was approximately $302.2 million at September 29, 2002.

Cash used in operating activities of approximately $38.0 million in the nine months ended September 29, 2002 was primarily attributable to the net effect of our net loss of approximately $60.0 million (excluding non-cash charges of $41.7 million), offset by an increase in accrued restructuring charges of approximately $19.4 million. Changes in other operating assets and liabilities included decreases in prepaid expenses, inventories and accounts receivables totaling $11.4 million and decreases in accounts payable, accrued expenses and deferred liabilities totaling $8.9 million. Cash provided by investing activities, excluding net proceeds from sales and maturities of investments, was approximately $44.6 million and was primarily attributable to the sale of the network tunable laser technology to Intel Corporation. Cash generated by financing activities, primarily proceeds from purchases under employee stock programs and the repayment of notes receivable from stockholders, was approximately $3.8 million for the nine months ended September 29, 2002.

Cash used for capital expenditures in the nine months ended September 29, 2002 was approximately $1.4 million. Proceeds from the sale of property and equipment, primarily resulting from our restructuring activities, totaled $1.1 million. We expect that our capital expenditures will continue to be minimal for the balance of 2002 and 2003.

As of September 29, 2002, our principal commitments consisted of obligations outstanding under our restructuring activities, and our operating leases on facilities we continue to occupy. The Company’s total commitments are as follows:

	Workforce Reduction and Severance Costs	Facilities Commitments
For Fiscal Year End		Occupied	Unoccupied	Anticipated Sublease Income
2002	$1,462	$ 330	$ 1,782	$ (169)
2003	96	1,368	7,065	(685)
2004	—	1,388	6,699	(1,221)
2005	—	1,356	5,610	(2,274)
2006	—	1,408	4,922	(2,296)
Thereafter	—	355	7,945	(4,487)

	$1,558	$6,206	$34,023	$(11,132)

Commitments for occupied facilities consist of future minimum lease payments under non-cancelable operating leases. Commitments for unoccupied facilities consist of closure costs, future minimum lease payments under non-cancelable operating leases, and estimated facility maintenance costs.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of government-backed securities, in addition to debt securities such as commercial paper, corporate bonds and notes, euro dollar bonds and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk. However, we have on occasion been subject to market risk from changes in the credit rating of certain securities held. We recorded no losses from such changes during the three and nine months ended September 29, 2002. For the three and nine months ended September 30, 2001, we recorded losses of approximately $300,000 and $660,000, respectively, from such changes.

Exchange Rate Sensitivity

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. Although we periodically enter into transactions in other currencies, we do not believe that we have significant exposure to foreign currency rate fluctuations based on the limited amount of these transactions.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related to Our Financial Results

We have a history of losses and such losses will likely continue if we are unable to grow revenue and manage our operating expenses.

We incurred a net loss of approximately $57.5 million for the quarter ended September 29, 2002. We incurred net losses of approximately $39.2 million (excluding a one-time gain of $41.5 million related to the sale of our network tunable laser technology and the divestiture of our passive component product line) for the quarter ended June 30, 2002, $46.4 million for the quarter ended March 31, 2002, and approximately $79.5 million for the quarter ended December 30, 2001. In addition, for the fiscal years ended December 30, 2001, December 31, 2000 and March 31, 1999, we incurred net losses of approximately $495.4 million, approximately $36.0 million and approximately $7.7 million, respectively. As of September 29, 2002, we had an accumulated deficit of approximately $648.6 million. We have estimated that in order to achieve profitability on a pro forma basis, we need to increase our revenues on a quarterly basis to approximately $13 million and reduce our quarterly cost structure, defined as operating expenses plus manufacturing overhead, to approximately $10 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through strategic acquisitions. While we believe that the restructuring actions we have implemented to date will reduce our quarterly operating expenses to approximately $10 million, these cost reduction measures could adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. If we are unable to generate sufficient revenues and adequately contain costs and operating expenses, we will not achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our future revenues are inherently unpredictable, and as a result, we are unable to predict our future operating results. If we fail to meet the expectations of securities analysts or investors, our stock price could decline.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse impact on our revenues and operating results. Certain of the markets we intend to serve are new and emerging and will require us to continually assess new product development. As a result, we are unable to predict future revenues accurately or provide meaningful long-term guidance for our future financial performance. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. If we are unable to accurately forecast our revenues, we will incur charges that will harm our operating results. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, net losses in a given quarter could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

•	our plan to develop and sell products to diversified markets other than telecommunications, which might not succeed;

•
uncertainty regarding the capital equipment requirements in various industries, such as telecommunications and semiconductor, upon which we will continue to depend for sales of our test and measurement lasers and certain other products;

•	increased availability of used equipment due to current market conditions;

•	general market and economic uncertainty;

•	limited backlog and lower near-term sales visibility; and

•	declining average selling prices.

Failure to accurately forecast our revenues and future operating expenses could cause quarterly fluctuations in our net revenues and may result in volatility or a decline in our stock price.

The long sales cycles for sales of our products to OEM customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price and may delay our return to profitability.

The period of time between our initial contact with certain of our customers, particularly our OEM customers, and the receipt of an actual purchase order may span a time period of 6-18 months. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products and using them in their equipment. The length of these qualification processes also may vary substantially by product and customer, and, thus, inhibit our ability to predict our results of operations. In addition, during the qualification process, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. These qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Further, even after we have received purchase orders or entered into contracts to supply such customers, changes in the markets for their products may result in negotiations to cancel or alter such purchase orders or contracts. For example, during the third quarter of 2002, we began negotiating cancellation fees from two OEM customers due to contract cancellations. We expect to record approximately $1 million in revenue from these cancellation fees in the fourth quarter of 2002. The long sales cycles may restrict our ability to increase our revenues in a timely manner, thus delaying a return to profitability on a pro forma basis. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We intend to offer products to multiple industries and must face the challenge of supporting the distinct needs of each of the markets we intend to serve.

We intend to expand our efforts in the development and sale of photonics components and modules to the semiconductor, industrial and biomedical markets, in addition to the telecommunications market. We have not developed or offered products to some of these markets in the past. As a result, we do not have established sales channels, brand recognition or an installed customer base in these markets and we have only limited information regarding customer requirements. Some of these markets are only beginning to adopt photonics technologies and it is therefore difficult to assess the potential of these markets based on historical market information. Due to these factors, among others, we cannot assure you that our entry into these markets will be successful or result in increased revenues. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of targeted markets are incorrect, our business and results of operations would be harmed.

Accounting treatment of our acquisitions has impacted our operating results.

Our operating results have in the past been and may in the future be adversely impacted by purchase accounting treatment, primarily due to the impact of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from acquisitions. For fiscal 2001, we recorded acquisition-related amortization expense of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all of the remaining goodwill associated with our acquisitions had been written off through impairment charges. At June 30, 2002, we recorded an impairment charge of $7.7 million against remaining intangibles associated with our acquisitions of JCA and Globe Y. As of September 29, 2002, the net book value of other intangible assets arising from our acquisitions of JCA and Globe Y was approximately $1.6 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in net loss for the period in which the transaction takes place, which could have a material and adverse effect on our results of operations.

Risks Related to Our Business

Our future success depends on our ability to develop and successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. A slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have experienced in the past and are continuing to experience a slowdown in demand for certain existing products. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

We will face technical, operational and strategic challenges that may prevent us from successfully integrating businesses we may acquire in the future.

Our growth strategy in the past has included, and continues to include, acquisitions of other companies, technologies or product lines to complement our internally developed products.

In the event of any future acquisitions, we could:

•	use cash resources that would reduce our financial reserves;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	further increase operational and administrative complexity of our business; and

•	incur expenses related to in-process research and development and the possible impairment of goodwill and other intangible assets.

Any future acquisitions we may make also involve numerous risks, including:

•	problems related to the integration and management of acquired technology, operations and personnel;

•	problems completing product development programs of the acquired company and consolidating research and development efforts;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We have recorded significant impairment charges with respect to our acquisitions of JCA and Globe Y. In the second quarter of 2002, we discontinued development of JCA’s next-generation RF telecom products and have consolidated its remaining business into our San Jose facility. Furthermore, we ceased our Globe Y operations. We cannot guarantee that any future acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

The complexity of our business necessitates an infrastructure that our current net revenues do not support. If we are unable to grow revenues to support the complexity of our business structure, our results of operations will continue to be adversely affected.

Our business segments are comprised of telecom products and photonics tools. We have distinct product lines within these segments that require separate development, manufacturing and sales/marketing resources. Through recent product line divestitures and plant closures, we have taken steps to reduce the complexity of our business but multiple legal structures arising from prior acquisitions still remain in place. Such legal entities require separate accounting and tax records and until such legal entities can be dissolved in accordance with the applicable laws our administrative costs will be adversely affected. In addition, as a public company we are subject to the reporting and other requirements under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. As a result, our business infrastructure is more complex than our revenues can currently support. If we are unable to grow our revenues sufficiently to support our business infrastructure, our results of operations will continue to be adversely affected.

Competition may increase, which could reduce our sales and gross margins, or cause us to lose market share.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized market segments against a limited number of companies. Many of our existing and potential competitors are more established, enjoy greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market. We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations would be harmed.

We may in the future, and we have in the past, become involved in costly and time-consuming litigation that may substantially increase our costs and harm our business.

We may from time to time become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations or financial condition. Any litigation to which we are subject could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part II—Other Information, Item 1—Legal Proceedings.”

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

In April 2002, we announced the promotion of Nicola Pignati to president and chief executive officer. Mr. Pignati was appointed to our board of directors in June 2002 and appointed chairman of our board of directors in October 2002, following the resignation of R. Clark Harris. Mr. Harris served as president and chief executive officer from October 2001 to April 2002 and had been a member of our board of directors since October 1998, serving as the chairman of our board of directors since August 2001. Our management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely impaired.

We have reduced our work force from a peak of approximately 2,100 employees in the first quarter of 2001 to approximately 275 employees at the end of September 2002. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to develop and sell our products.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended September 29, 2002, approximately 28.9% of our net revenues were from international sales. For the quarters ended June 30, 2002 and March 31, 2002, approximately 31.3% and 41.3% of our net revenues were from international sales, respectively, and for the fiscal year ended December 30, 2001, approximately 35.7% of our net revenues were from international sales. Sales to customers outside North America have decreased as a percentage of our net revenues due to the divestiture of our passive component product line and cessation of development on certain high-speed radio-frequency telecommunication products.

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may also become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may also materially and adversely affect our business.

Our international sales are subject to risks including the following:

•	greater difficulty in accounts receivable collection and longer collection periods;

•	our ability to comply with the customs, import/export and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	sudden and unexpected reductions in demand in particular countries in response to exchange rate fluctuations;

•	reduced protection for intellectual property rights in some countries; and

•	political, legal and economic instability in foreign markets.

While we expect our international revenues to be denominated predominantly in U.S. dollars, a portion of our international revenues may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks.

Our business and future operating results may be adversely affected by events outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of the terrorist attacks on the United States, including the continuation or potential worsening of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

Risks Related to Manufacturing Our Products

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively impact our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. We have been restructuring our operations and have recently consolidated manufacturing from our Camarillo, California and our larger San Jose, California facilities into our remaining facility in San Jose. In addition, the sale and manufacture of certain products previously manufactured in Camarillo require continued compliance with governmental security and import/export regulations. We have, in the past, experienced a disruption in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future, including disruptions as a result of the consolidation of facilities or failure to maintain compliance with governmental regulations, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely impacted.

We use rolling forecasts based on anticipated product orders to determine our component and material requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain market conditions in the telecommunications and photonics tools industries and the economy in general. Order cancellations and lower order volumes by our customers have in the past created excess inventories. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. In fiscal 2001, we recorded approximately $36.6 million in excess inventory and related order cancellation fees, primarily related to telecom products, which negatively impacted our operating results. Most of these charges were incurred in the first quarter of fiscal 2001. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our results of operations.

We depend on single or limited source suppliers for some of the key components in our products, which may make us susceptible to supply shortages or price fluctuations if demand for our products increases.

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. Current difficult economic conditions could adversely impact the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Certain of our OEM customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. These OEM customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. We have recently consolidated our worldwide manufacturing operations. The manufacturing lines for these products at our remaining San Jose facility or at our subcontractors’ facilities must undergo qualification with our customers before commercial manufacture of these products can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing of current products, determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against us for patent infringement in the United States District for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the we infringe U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that our infringement is willful and seek enhanced damages and attorneys’ fees. We filed our answer and counterclaims on September 10, 2001. In the answer, we denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, we claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. We also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seek preliminary and injunctive relief and damages. Additionally, we claim that Photonetics, Inc. and Photonetics, S.A’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to our counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the discovery stage. Trial is scheduled to begin on August 4, 2003. An unfavorable resolution of the lawsuit could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

Item 4.    Controls and Procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated our “disclosure controls and procedures” and our “internal controls and procedures for financial reporting”. This evaluation was done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

(a)    Evaluation of disclosure controls and procedures.    Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)    Changes in internal controls.    Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Among other matters, we evaluated our internal controls to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s internal controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions;” these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Quarterly Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Limitations on the Effectiveness of Controls.    Our management, including our chief executive and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control system may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action is captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserts claims against the Company and several of its officers and directors. The complaint alleges eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company believes that these claims are without merit and intends to defend them vigorously. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. To date, the plaintiffs have not filed an amended complaint. Reference is made to our disclosure under “Legal Proceedings” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2002, and June 30, 2002, filed with the SEC on May 13, 2002, and August 14, 2002, respectively.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claim that the Company infringes U.S. Patent No. 5,594,744 and seek preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. allege that the Company’s infringement is willful and seek enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and seeks preliminary and injunctive relief and damages. Additionally, the Company claims that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents is willful and seeks enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. The parties have exchanged initial disclosures and are in the discovery stage. Trial is scheduled to begin on August 4, 2003.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and several of its officers and directors in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a Consolidated Amended Complaint. The complaint alleged various violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 against the defendants, and sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations against more than 400 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, an omnibus motion to dismiss was filed in the coordinated proceedings by the issuer defendant, of which the Company and the individual defendants are a part, on common pleadings issues. That motion was heard before the Court in New York on October 29, 2002. On or about October 9, 2002, the court entered as an order a stipulation dismissing the individual officers and directors from the litigation without prejudice. Reference is made to our disclosure under “Legal Proceedings” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2002, and June 30, 2002, filed with the SEC on May 13, 2002, and August 14, 2002, respectively.

The Company believes that it has meritorious defenses to these lawsuits and will defend the litigations vigorously. An unfavorable resolution of any of these lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit No.	Description
10.29	Severance Agreement and Release by and between the Company and Peter Hansen, effective as of September 27, 2002

10.30	Reimbursement Agreement by and between the Company and Dr. Timothy Day, dated as of October 1, 2002

10.31	Stock Option Agreement by and between the Company and Nicola Pignati, dated as of August 9, 2002

10.32	Employment Agreement by and between the Company and Nicola Pignati, dated as of August 28, 2002

10.33	Form of Stock Option Agreement entered into by and between the Company and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002

10.34	Amendment to Non-statutory Stock Option Agreements by and between the Company and R. Clark Harris, dated as of October 10, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

The Company did not file any reports of Form 8-K for the quarter ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE:	November 12, 2002	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

DATE:	November 12, 2002	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary

Certifications

I, Nicola Pignati, President and Chief Executive Officer of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

Certifications

I, William L. Potts, Jr., Chief Financial Officer and Secretary of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
10.29	Severance Agreement and Release by and between the Company and Peter Hansen, effective as of September 27, 2002

10.30	Reimbursement Agreement by and between the Company and Dr. Timothy Day, dated as of October 1, 2002

10.31	Stock Option Agreement by and between the Company and Nicola Pignati, dated as of August 9, 2002

10.32	Employment Agreement by and between the Company and Nicola Pignati, dated as of August 28, 2002

10.33	Form of Stock Option Agreement entered into by and between the Company and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002

10.34	Amendment to Nonstatutory Stock Option Agreements by and between the Company and R. Clark Harris, dated as of October 10, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002