Form 10-K
period 2002-12-29
NEW FOCUS INC
filed 2003-03-20
CIK 1090215

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-29811

NEW FOCUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0404910

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2584 Junction Avenue, San Jose, CA	95134-1902
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 919-1500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Preferred Share Purchase Rights, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

On March 10, 2003, 63,613,393 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates based on the closing price ($2.97), as reported on the Nasdaq National Market as of June 28, 2002, the last business day of registrant’s most recently completed second quarter, and assuming that the holdings of non-affiliates were the same on June 28, 2002 as they were on April 1, 2002, was approximately $127,016,000.

NEW FOCUS, INC.

PART I

Item 1.    Business

New Focus was incorporated in California in April 1990. We reincorporated in Delaware in May 2000. In addition to historical information, this Annual Report on Form 10-K (Annual Report) contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this Annual Report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

•	the anticipated market trends and uncertainties;

•	the effectiveness of our business strategy;

•	our ability to grow revenues from sales of our existing product lines;

•	the revenue outlooks for future periods, and general trends in our fiscal year 2003 quarterly revenues;

•	the potential for growth in certain of our target markets;

•	our plans to improve market share and increase our revenues through strategic combinations;

•	anticipated development and release of new products;

•	the adequacy of our restructuring activities;

•	anticipated expenditures for research and development, sales and marketing, and general and administrative expenses;

•	the expected improvement in manufacturing efficiencies and gross margins;

•	expected capital expenditures;

•	the adequacy of our capital resources to fund our operations;

•	the maintenance of our competitive advantage;

•	the outcome of pending litigation; and

•	the effect of accounting pronouncements on our results of operations.

These statements are only predictions and are subject to risks and uncertainties, including the following:

•	the difficulty of forecasting revenues due to weakness and uncertainties related to general economic conditions and overall demand within our markets and among its current and prospective customers;

•	our ability to improve margin performance through more efficient use of direct labor and direct material as well as better absorption of manufacturing overhead;

•	our ability to introduce and gain customer acceptance of new products on a timely basis;

•	the failure to execute on our acquisition and partnering strategies and our expansion into potential new markets, which may prevent achievement of profitability in a timely manner;

•	the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of our acquisition strategy;

•	the difficulty of achieving further cost reductions without jeopardizing product development schedules, delivery schedules, product quality, and regulatory compliance;

•	unforeseen development delays for new products that limit our ability to generate volume revenues;

•	the difficulty in anticipating the outcome of current litigation;

•	our ability to generate future revenues from new products commensurate with prior investments in research and development activities; and

•	the protection of our proprietary technology.

In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We develop and manufacture photonics and microwave solutions for both commercial and research applications. Our products include tunable lasers for test and measurement applications, high-speed radio-frequency (RF) amplifiers, and advanced photonics tools. Our photonics tools products include instruments and tools used for sourcing, measuring, moving, manipulating, modulating and detecting optical signals in commercial and research applications across a wide variety of industries. Our tunable lasers are based on an external-cavity diode laser design and are used in telecom test and measurement instrumentation, biomedical applications, spectroscopic applications, and research laboratories worldwide. Our RF amplifier products, which use state-of-the-art thin-film hybrid microwave technology, cover a wide range of frequencies and are available with either standard or customized performance characteristics. Our products serve a broad range of diversified markets within the semiconductor, industrial, biomedical, defense and telecommunications industries. In an effort to expand our OEM sales content, we intend to pursue new and emerging applications for modules and subsystems within these markets, in particular modules and subsystems that would use our photonics tools and tunable lasers. Given the difficulty in accurately assessing the size and growth rates of these market opportunities, we will need to constantly balance new product development expenses against future revenue expectations in order to show continuing improvement in our financial results. For a breakdown of our revenues, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In fiscal years 2000 and 2001, our product focus was primarily on the telecommunications industry as we developed and manufactured optical and RF components for next-generation communication networks. Historically, we reported revenues in two segments: telecom and photonics tools, with sales of telecom products accounting for approximately 67% and 71% of our revenues during fiscal year 2000 and fiscal year 2001, respectively. Our telecom products included passive optical components, such as circulators and polarization beam combiners, for wavelength management as well as active components, such as tunable laser modules for network as well as test and measurement applications and high-speed RF amplifiers for telecom networks and defense applications.

In the second quarter of 2001 we experienced a sharp sequential decline in our quarterly net revenues relative to the first quarter of 2001 due to an unexpected deterioration of the telecommunications industry. In response to this change in industry conditions, we began restructuring our operations in the second quarter of 2001 with the impairment of acquisition-related goodwill and a restructuring charge related to planned work force reductions and two facility closures—a small facility in China and another in the U.S. Our net revenues declined sharply again between the second and third quarters of 2001. After the end of the third quarter of 2001 we significantly expanded our expense reduction target through a planned 35% reduction of our worldwide work force, which was to be completed by the end of 2002, and announced our intention to consolidate our U.S. manufacturing operations. In response to a further decline in our net revenues between the third and fourth quarter of 2001 and a continuing weak outlook for our acquired businesses, we impaired the remaining acquisition-related goodwill on our balance sheet and announced the planned closure of a second U.S. manufacturing facility by the third quarter of 2002.

During the first quarter of 2002 we concluded that difficult conditions within the telecommunications industry would persist into 2003, and possibly into 2004, and therefore decided to take additional steps to reduce our dependence on this industry. In March 2002 we announced our intention to divest our passive optical product line and cease operations at our large China manufacturing facility. To reflect these decisions we recorded a $24.0 million restructuring charge in our first quarter 2002 financial results. We also indicated that these actions would further reduce our expense structure and lower the quarterly net revenue required to reach profitability.

During the second quarter of 2002 we sold our passive component product line to Finisar Corporation and, in addition, completed the sale of our network tunable laser technology to Intel Corporation. These sales generated a net gain of $41.3 million. During the second quarter of 2002 we also decided to cease development of next-generation high-speed RF products for telecom applications. This action, combined with the prior divestitures of our passive product line and network tunable laser technology, represented the final step in our plan to eliminate our telecom-related component product lines. The $11.6 million restructuring charge recorded in the second quarter reflected the decision to cease development of our telecom RF products as well as final work force reductions at our large China facility. Additionally, we wrote off $7.7 million of intangible assets related to our RF telecom product line. In conjunction with our second quarter results we also announced the planned closure of two additional U.S. facilities in 2002.

In the third quarter of 2002 we completed, as scheduled, our facility consolidation program with the closure of three U.S. facilities, which generated a restructuring charge of $36.6 million. In total, the facility consolidation program resulted in the closure of four U.S. and two China facilities. By the end of the third quarter of 2002 we had completed our planned restructuring activities.

As a result of our restructuring efforts over the six-quarter period between the second quarter of 2001 and the end of the third quarter of 2002, we had:

•	Reduced our quarterly expense structure, defined as operating expenses plus manufacturing overhead, to $9.6 million in the fourth quarter of 2002 from $32.5 million in the second quarter of 2001;

•	Consolidated our operations into approximately 60,000 square feet of space (one primary facility plus some ancillary space), down from seven facilities encompassing approximately 573,000 square feet;

•	Reduced our worldwide work force to approximately 250 people in the fourth quarter of 2002 from a peak employment level of 2,100 people in the first quarter of 2001;

•	Reduced our cash outflow in the fourth quarter of 2002, excluding outflows related to restructuring activities and our share repurchase program as well as inflows from certain non-recurring transactions, to $2.2 million, which is down from over approximately $30 million per quarter in mid-2001 and approximately $10 million per quarter in the first three quarters of 2002;

•	Exited the fourth quarter with a lower net loss, due primarily to improved operating performance, minimal restructuring and impairment charges, and reduced amortization of intangibles and deferred compensation; and

•	Refocused our business on product areas that were less dependent on the telecommunications industry.

In the process of restructuring our operations we recorded restructuring charges of $72.2 million and $17.8 million in fiscal years 2002 and 2001, respectively. These totals included charges for the impairment of tangible assets, facility closure costs and severance-related payments. We also recorded impairment charges against goodwill and other intangible assets of $7.7 million and $289.3 million in fiscal years 2002 and 2001, respectively. Accordingly, our quarterly depreciation expense has declined to $0.7 million in the fourth quarter of 2002 from $3.1 million in the second quarter of 2001. In the same timeframe, the amortization for intangibles has declined to $0.2 million from $22.5 million per quarter, while deferred compensation expense has declined to $1.2 million from $16.1 million per quarter.

The composition of our quarterly net revenues also changed as a result of the sharp decline in the telecommunications market, our decision to eliminate component product lines related to telecom networks, and general economic conditions. The following table shows the composition of our net revenues (i) for the three months ended April 1, 2001, near the height of the telecommunications market; (ii) for the three months ended March 31, 2002, at the time we decided to eliminate our telecom-related component product lines, and (iii) for the three months ended December 29, 2002, our most recent quarter:

Net Revenues

(in millions)

Three Months Ended	Passive Components	RF Components	Tunable Lasers	Photonics Tools	Total
April 1, 2001	$15.5	$9.4	$7.4	$8.5	$40.8
March 31, 2002	0.7	3.0	1.2	5.2	10.1
December 29, 2002	—	1.8	2.1	3.5	7.4

Notes:

(1)    RF components include data drivers and clock amplifiers for telecom networks and amplifiers for defense and avionics applications.

(2)    Tunable lasers include laser modules and benchtop systems for test and measurement applications. Net revenues for tunable lasers for the quarter ended December 29, 2002 included $1.2 million in cancellation fees.

Under our new strategic direction, we plan to focus our business on providing photonics and microwave solutions to the semiconductor, industrial, biomedical, defense and telecommunications industries. A main area of focus will remain test and measurement applications, including telecom test and measurement, which accounted for the majority of tunable laser net revenues in 2001. With the elimination of our telecom-related component product lines we will operate in one segment and report our financial results accordingly.

Company Strategy

In 2002, we reduced our exposure to the telecommunications market through the sale of our passive component product line, the sale of our network tunable laser technology and the cessation of development of next-generation high-speed RF products for telecom applications. We also took strategic restructuring actions that reduced expenses and improved our financial performance. Our business strategy now focuses on providing photonics and microwave solutions to diversified markets within the semiconductor, industrial, biomedical, defense and telecommunications industries. Currently, the majority of our net revenues come through the sale of photonics and microwave components, either through our catalog channel or on an OEM basis through our direct sales force and network of resellers.

Our plan to increase stockholder value focuses on three major elements: organic growth of our current business, supplemental growth through acquisitions and partnerships, and the repurchase of shares of our common stock. We believe that a balanced mixture of these elements, combined with proper execution of each element, will improve the market value of our stock over the long term.

In regard to our current business, our objective is to increase our OEM focus and offer a higher level of design and integration services to customers, particularly in the photonics area, based on our core competencies in electronics, firmware, software, and optics. Additionally, we plan to expand product offerings, make investments in new product platforms, improve operating efficiencies, and explore new market areas in an effort to grow our current product lines—photonics tools, tunable lasers and high-speed RF amplifiers.

More specifically, in order to grow our existing photonics and microwave solutions business in 2003, we plan to:

•	Strengthen the performance of our photonics tools catalog by broadening the number of product offerings, increasing the rate of new product introductions, improving our channel marketing methods, and enhancing customer responsiveness and satisfaction;

•	Integrate our photonics tools products into differentiated OEM modules and subsystems for selected markets, including a focused emphasis on the semiconductor equipment market;

•	Pursue new market opportunities for our tunable laser products centered on test and measurement applications and complete the development of next-generation tunable laser platforms to fortify our technology leadership in this product area;

•	Focus the sales and marketing efforts for our high-speed RF products on expanding our customer base in the defense aerospace market; and

•	Pursue strategic acquisitions and partnering opportunities to gain access to enabling technologies in our three product areas.

While we believe we can grow revenues from existing product lines through internal actions, the rate of internal growth will not allow us to achieve our breakeven quarterly revenues level in a timely manner, thus delaying our return to profitability. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenues and improve on our net loss position. In evaluating potential strategic combinations, we focus on companies beyond the development stage with established photonics and microwave products that serve customers in multiple end-markets outside of telecommunications.

The utilization of a portion of our cash balance to repurchase shares of our common stock is another key element of our plan. Since shares of our common stock have traded, and continue to trade, at a discount to the actual cash value per share, we believe that the use of some of our cash resources to repurchase shares of our common stock will enhance long-term stockholder value. In February 2003 we announced the completion of a $45 million share repurchase program, which resulted in the repurchase of approximately 13.1 million common shares between late October 2002 and early February 2003. During the fourth quarter of 2002 we repurchased approximately 8.25 million common shares for $28.5 million (before commissions) at a discount to the then-existing cash value per share. As a result of these purchases, the company’s cash value per share was $4.09 at the end of fiscal year 2002, up from $3.88 per share at the end of fiscal year 2001. The company’s net losses per share for the fourth quarter and fiscal year of 2002, however, were negatively affected by the lower average shares outstanding for these periods resulting from the share repurchases. Conversely, if we return to profitability in the future, we will report a higher net profit per share due to the lower average outstanding share count. We may repurchase additional shares in the future.

Products and Technology

We develop innovative photonics and microwave solutions for both commercial and research applications. We sell three primary families of products: advanced photonics tools, tunable lasers for test and measurement applications, and high-speed RF products.

Photonics Tools

New Focus was founded in 1990 with the goal of making “Simply Better Photonics Tools” for research and academic laboratories. Photonics tools are instruments and tools principally used for sourcing, measuring, moving, manipulating, modulating and detecting optical signals. In addition to research and academic laboratories, our photonics tools are now used in commercial and OEM applications, thus increasing the available market for our products. We currently offer a wide range of photonics tools for advanced research, development and manufacturing. These products leverage our core competencies in photonics and are used in applications for the semiconductor, industrial, biomedical and telecommunications industries.

Our photonics tools line includes lasers and instruments, electro-optical components, precision opto-mechanical components and motion control devices. Our electro-optical components include laser sources, modulators, photodetectors and photoreceivers (photodetectors with built-in amplifiers) used for general-purpose light and fluorescence detection, light modulation, and component test and characterization. Our precision opto-mechanical components—such as optical mounts, fiber aligners, translation stages and Picomotor™ actuators, among others—provide superior stability, high resolution and precision adjustment capability for use in both manufacturing and laboratory environments. Supplementing the precision opto-mechanical component family is a motion control product line that includes motorized optical mounts, stages and Picomotor™ drivers. When used with our precision opto-mechanical products, these tools provide high-resolution positioning and precise alignment.

For example, our precision opto-mechanical components and Picomotor™ products are used for semiconductor manufacturing, advanced manufacturing of fiber optic components and for research and development of high-speed network products. Our photodetectors, which are devices that convert optical signals to electrical signals faster than the products being measured, are needed to accurately characterize the optical performance of the tested device.

Tunable Laser Products

Our tunable laser product family includes swept-wavelength and step-and-measure lasers available in either benchtop system or OEM module configurations. First introduced in 1992, our tunable lasers are based on an external-cavity diode laser design and are used in telecom test and measurement instrumentation, biomedical applications, spectroscopic applications, and research laboratories worldwide. Our tunable laser product line has grown to include wavelengths from 400 nanometers (nm) to 1630 nm and offers performance characteristics such as rapid, precise, and wide tuning or wavelength scanning for efficient testing. We have received numerous industry awards for the development and commercialization of external cavity tunable diode lasers.

Some applications in which our high performance test and measurement tunable lasers are used include: (1) testing and measuring fiber optic components and systems in manufacturing, development and research environments, (2) improving the accuracy of complex surface profiling instruments for the semiconductor industry, (3) testing and stabilizing particular transitions of atomic cesium, enabling the production of a new generation of highly accurate atomic clocks, and (4) testing and monitoring pressure, temperature and strain in various industrial environments.

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

High-Speed RadioFrequency (RF) Microwave Products

Our high-speed RF microwave product family is designed for use in military, air traffic management, avionics, navigation systems, satellite communications and commercial wireless telephony applications. Our RF amplifiers operate at frequencies from 10 kiloHertz up to 40 gigaHertz and provide power up to 5 Watts, while keeping noise figure below 1 dB. Our designs use state-of-the-art thin-film hybrid microwave technology to achieve maximum RF performance. We have a comprehensive product line of standard microwave amplifiers as well as built-to-order custom amplifiers and subsystems. Our flexible design methodology allows our products to be readily customized to meet the specialized requirements of a given customer application.

Our high-speed RF microwave product offerings include, but are not limited to, radar and communications band amplifiers, power amplifiers and tri-band amplifiers. Radar and communications band amplifiers, in particular, account for a high percentage of revenues derived from this product family. These amplifiers use high electron mobility transistors (HEMT) and gallium arsenide field effect transistors (GaAs FETs) to satisfy the low noise requirements in the common radar and communications bands and operate over the full military temperature ranges.

Customers

We sell our products to customers in the semiconductor, industrial, biomedical, defense and telecommunications industries. Our customers also include commercial, academic and governmental research institutions that engage in advanced research and development activities.

During the past few years, when a significant portion of our net revenues was derived from the telecommunications industry, our major customers tended to be large, public companies in the telecommunications industry. As a result of the downturn in the telecommunications industry and, more specifically, our restructuring actions in 2002, we have reduced our dependence on the telecommunications industry and diversified the composition of our customer base. During fiscal year 2000 and the first half of 2001 our top five customers typically accounted for 50-60% of our quarterly net revenues. Typically, two customers would account for 25-30% of our quarterly net revenues. Representative top customers during this time period included Agilent, Alcatel, Ciena, Corning, Corvis, and Nortel. During the second half of 2001 and fiscal year 2002 our top five customers typically accounted for 20-35% of our quarterly net revenues. Top customers during this time period included resellers of our photonics tools products, defense contractors, and semiconductor companies. For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4% and 11.3% of our net revenues, respectively. For the year ended December 29, 2002, no customer accounted for more than 10% of our net revenues.

Sales, Marketing and Customer Support

We sell and market our tunable lasers, high-speed RF products, and photonics tools primarily through a combination of direct sales, catalog sales and international sales representatives and resellers. We currently focus our direct sales and marketing efforts on OEM customers with photonics subsystem integration requirements and on defense contractors that use our high-speed RF amplifiers. Our direct sales account managers for our photonics tools and tunable laser product lines generally cover specific geographic regions and call on current and potential customers within their assigned regions. Our direct sales account managers for our high-speed RF products cover the market on an assigned account basis. We take a collaborative approach with our customers and establish relationships at all levels—engineering, procurement, and senior management. This approach allows us to rapidly respond to customer needs and helps us to stay at the forefront of the technology required for photonics and microwave applications.

We believe that support services are essential to the successful installation and ongoing support of our products. Our support services include customer service and technical support. Our customer service representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions as well as application support relating to the use of our products in the customer’s applications. These engineers also help to define the features that are required for our products to be successful in specific applications.

Manufacturing

We manufacture the majority of our products. We do, however, outsource on a limited basis manufacturing of selected subcomponents, primarily for a subset of our photonics tools products. Our manufacturing operations are in San Jose, California. As part of our restructuring actions in 2002, we ceased operations at our large

Shenzhen, China manufacturing facility, decreased the square footage occupied under our Wisconsin facility, and closed and consolidated our Camarillo, California production facility and our larger San Jose facility into our smaller San Jose facility.

We are committed to designing and manufacturing high quality products that have been thoroughly tested for reliability and performance. Our manufacturing processes utilize stringent quality controls, including incoming material inspection, in-process testing and final test. We perform in-house thermal, shock and environmental testing, including testing to industry accepted practices. Our products are designed to be fully compliant with standards for quality and interoperability with existing installation and maintenance systems. As a result of our continuing commitment to manufacturing high quality products, our operation in San Jose, California is ISO 9001 certified.

Research and Development

We have assembled a team of engineers, technicians and operators with significant experience in highly specialized manufacturing industries such as semiconductor capital equipment, optical storage and networking, and communications. Our product development efforts have historically focused on our telecom products. In particular, development of our network tunable laser technology and high-speed RF telecom products, prior to the sale of the network tunable laser technology to Intel and the cessation of product development for next-generation RF telecom products in the second quarter of 2002, accounted for a significant portion of our research and development expenses.

Our total research and development expenses, excluding reimbursement for engineering development work, totaled $22.2 million for the fiscal year ended December 29, 2002, $50.8 million for the fiscal year ended December 30, 2001, and $27.2 million for the fiscal year ended December 31, 2000.

During 2002, research and development expenses declined from $7.4 million in the first quarter to $2.4 million, or approximately 32% of net revenues, in the fourth quarter. Due to the separate and distinct product development efforts for our three product lines, we anticipate that research and development will remain flat, or increase slightly, over the course of 2003 as we execute our business strategy, particularly with respect to our OEM product direction for photonics tools and tunable lasers, where development costs are higher due to the required integration of electronics, optics and software.

Competition

In the photonics tools market we face competition from a number of companies, including Linos AG, Melles Griot, Inc. (a Barloworld Scientific company), Newport Corporation, Thermo Oriel (a unit of the Thermo Photonics Division of Thermo Electron Corporation), and Thorlabs, Inc. Our competitors in the tunable laser market include Agilent Technologies and NetTest (formerly Photonetics). In the high-speed RF products market, we face competition from M/A-Com (a subsidiary of Tyco International), Miteq Inc., REMEC Microwave, Inc. (a subsidiary of REMEC, Inc.) and several smaller private companies.

Our competitors consist of both public and private companies. Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, some of our competitors have larger market capitalizations or cash reserves and are better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Some of our potential competitors have significantly more established sales and customer support organizations, more extensive customer bases, better developed distribution channels, more sophisticated e-commerce sites, broader product offerings and greater manufacturing capacity than we have. These companies can leverage their customer bases and their broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market and we may compete with new companies in the future. Our industry is also consolidating, and we believe it will continue to consolidate in the future as companies attempt to strengthen or hold market positions. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors.

The principal factors upon which we compete are: product features and performance, product reliability, responsive customer service and support, and price. We believe we compete favorably on each of these factors.

Intellectual Property

Our success and ability to compete depend substantially upon our technology. We pursue patent protection in the United States and abroad, and as of December 29, 2002 we have been granted 47 U.S. patents and 4 European patents. The expiration dates of our patents range from May 28, 2008 to December 13, 2020.

While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, timely product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

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

Substantial litigation regarding intellectual property rights exists in the markets in which we compete. We expect that the telecommunications and photonics industries may be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. In addition, we believe that many of our competitors have filed or intend to file patent applications covering aspects of their technology on which they may claim our technology infringes.

In January 2003 we announced the settlement of a pending patent infringement lawsuit related to the design of tunable lasers filed against us by Photonetics, Inc. and Photonetics, S.A. in July 2001. In response to this lawsuit, we filed counterclaims against Photonetics, Inc. and Photonetics, S.A. in September 2001 that charged Photonetics with the infringement of two U.S. patents related to New Focus’ proprietary external cavity laser technology. Under the terms of the settlement we obtained a license to two patents held by Photonetics and Photonetics obtained a license to two patents held by us. We cannot make any assurances that other third parties in the future will not claim infringement by us with respect to our products and our associated technology.

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

Employees

At December 29, 2002, we had a total of 253 employees located primarily in the United States, down from the peak employment level of approximately 2,100 people in February 2001. Of the 253 total employees, 128 were in manufacturing, 61 were in research and development, 33 were in sales and marketing, and 31 were in administration. None of our employees are subject to a collective bargaining agreement.

As of March 10, 2003, we had approximately 250 employees.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this annual report on Form 10-K. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. This section should be read in conjunction with the Audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this annual report on Form 10-K.

Risks Related to Our Financial Results

We have a history of losses and such net losses will likely continue if we are unable to increase our revenues and contain our costs or complete an accretive acquisition.

We incurred net losses of approximately $104.8 million (excluding a one-time gain of $41.3 million related to the sale of our network tunable laser technology and the divestiture of our passive component product line) for the fiscal year ended December 29, 2002, $495.4 million for the fiscal year ended December 30, 2001, and $36.0 million for the fiscal year ended December 31, 2000. As of December 29, 2002, we had an accumulated deficit of approximately $651.7 million. We have estimated that in order to achieve profitability on a pro forma basis (excluding amortization of deferred compensation and acquired intangibles), we need to increase our revenues on a quarterly basis to approximately $13 million and reduce our quarterly cost structure, defined as operating expenses plus manufacturing overhead, to approximately $9 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from existing product lines through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our future revenues are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse effect on our revenues and operating results. We have only recently begun targeting some of the diversified markets that we serve, and certain of the markets we serve are new and emerging and require us to continually assess new product development. As a result, we are unable to predict future revenues accurately or provide meaningful long-term guidance for our future financial performance. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. If we are unable to accurately forecast our revenues, we will incur charges that will harm our operating results. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, our quarterly net losses could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

•	uncertainty regarding the capital equipment requirements in various industries, such as semiconductor and telecommunications, upon which we depend for sales of our test and measurement lasers and certain other products;

•	increased availability of used equipment due to current market conditions;

•	general market and economic uncertainty;

•	limited backlog and lower near-term sales visibility; and

•	variable and gross margin trends for our three product families.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results from one quarter as any indication of our future performance. It is possible that in future quarters, our operating results may be below the expectations of public market analysts or investors, which may result in volatility or a decline in our stock price.

The long sales cycles for sales of our products to OEM customers may cause operating results to vary from quarter to quarter, which could continue to cause volatility in our stock price and may delay our return to profitability.

The period of time between our initial contact with certain of our customers, particularly our OEM customers, and the receipt of an actual purchase order may span a time period of 6-18 months. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products and using them in their equipment. The length of these qualification processes also may vary substantially by product and customer, and, thus, inhibit our ability to predict our results of operations. In addition, during the qualification process, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. These qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Further, even after we have received purchase orders or entered into contracts to supply such customers, changes in the markets for their products may result in negotiations to cancel or alter such purchase orders or contracts. For example, in the fourth quarter of 2002, we recorded approximately $1.2 million in revenues from cancellation fees from two OEM customers due to contract cancellations. The long sales cycles may restrict our ability to increase our revenues in a timely manner, thus delaying a return to profitability on a pro forma basis. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We are increasing our efforts to sell modules and subsystems to OEM customers and must face the challenge of supporting the distinct needs of each of the markets we intend to serve.

We are expanding our efforts in the development and sale of photonics components and modules to diversified markets within the semiconductor, industrial, biomedical and defense industries, in addition to the telecommunications industry. While we sell standard and customized components to these markets, we have not focused on the development and sale of modules and subsystems for these markets, except for the test and measurement market within the telecommunications industry. As a result, we do not have established sales channels, brand recognition or an installed customer base in these markets and we have only limited information regarding customer requirements. Some of these markets are only beginning to adopt photonics technologies and it is therefore difficult to assess the potential of these markets based on historical market information. Due to these factors, among others, we cannot assure you that our entry into these markets will be successful or result in increased revenues. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of targeted markets are incorrect, our business and results of operations would be harmed. In addition, the restructuring actions we have implemented to date could adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline.

Accounting treatment of our acquisitions has harmed our operating results.

Our operating results have in the past been and may in the future be adversely affected by purchase accounting treatment, primarily due to the effect of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from acquisitions. For fiscal year 2001, we recorded acquisition-related amortization expenses of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all of the remaining goodwill associated with our acquisitions had been written off through impairment charges. At June 30, 2002, we recorded an impairment charge of $7.7 million against remaining intangibles associated with our acquisitions of JCA Technology, Inc. (JCA) and Globe Y. Technology, Inc. (Globe Y). As of December 29, 2002, the net book value of other intangible assets arising from our acquisitions of JCA and Globe Y was approximately $1.4 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in expenses, which could have a material and adverse effect on our results of operations.

Risks Related to Our Business

Our acquisition and partnering strategy may be unsuccessful, which may harm our ability to grow revenues.

We believe that our future success depends on our ability to introduce and market new products that we have either developed internally or acquired through strategic combinations or partnering relationships. We regularly review acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Our acquisition and partnering strategy is subject to inherent risks associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of this strategy.

We will face technical, operational and strategic challenges that may prevent us from successfully integrating businesses we may acquire in the future.

Execution of our acquisition and partnering strategy could result in a number of financial consequences, including without limitation:

•	use of cash resources that would reduce our financial reserves;

•	issuance of stock that would dilute our current stockholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	increased operational and administrative complexity of our business;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins; and

•	incurrence of expenses related to in-process research and development and the possible impairment of goodwill and other intangible assets which could result in large one-time write-offs.

Furthermore, acquisitions involve numerous operational risks, including:

•	problems related to the integration and management of acquired technology, products, operations, information systems and personnel of the acquired company;

•	problems completing product development programs of the acquired company and consolidating research and development efforts;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our core business;

•	diversion of resources from our existing business, products or technologies;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. We have recorded significant impairment charges with respect to our acquisitions of JCA and Globe Y. In the second quarter of 2002, we discontinued development of JCA’s next-generation high-speed RF telecom products and consolidated its remaining business into our San Jose facility. We also ceased our Globe Y operations in the third quarter of 2002. We cannot guarantee that any future acquisitions will result in sufficient revenues or earnings to recover our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

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

The complexity of our business necessitates an infrastructure that our current revenues do not support. If we are unable to grow revenues to support the complexity of our business structure, our results of operations will continue to be adversely affected.

We have three distinct product lines that require separate development, manufacturing and sales and marketing resources. Through recent product line divestitures and plant closures, we have taken steps to reduce the complexity of our business but multiple acquisition and business-related legal structures still remain in place. Such legal entities require separate accounting and tax records and until such legal entities can be dissolved in accordance with the applicable laws our administrative costs will be adversely affected. In addition, as a public company we are subject to the reporting and other requirements under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. Compliance with these rules and regulations has become more complex, time-consuming and costly. Our business infrastructure is more complex than our revenues can currently support. If we are unable to grow our revenues sufficiently to support our business infrastructure, our results of operations will continue to be adversely affected.

We expect competition to increase, which could reduce our sales and gross margins, or cause us to lose market share.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets against a limited number of companies. Many of our existing and potential competitors are more established, have greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market.

Consolidation among suppliers of photonics and microwave products could intensify the competitive pressures that we face. A consolidated company could offer more integrated products, making our products less competitive. Our customers may prefer to purchase products from our competitors who offer broader product lines, which would negatively affect our sales and operating results.

Some existing customers and potential future customers are also our competitors. These customers may develop or acquire additional competitive products or technologies in the future, which may cause them to reduce or cease their purchases from us. Further, these customers may reduce or discontinue purchasing our products if they perceive us as a serious competitive threat with regard to sales of products to their customers. As a result of these factors, we expect that competitive pressures will intensify and may result in price reductions, loss of market share and reduced margins.

We compete on the basis of product features, quality, reliability and price and on our ability to manufacture and deliver our products on a timely basis. We may not be able to compete successfully in the future against existing or new competitors. In addition, competitive pressures may force us to reduce our prices, which could negatively affect our operating results. If we do not respond adequately to competitive challenges, our business and results of operations will be harmed.

We may in the future, and we have in the past, become involved in costly and time-consuming litigation that may substantially increase our costs and harm our business.

We may from time to time become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations or financial condition. Any litigation to which we are subject may be costly and further, could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part I, Item 3—Legal Proceedings.”

We depend on key personnel to manage our business effectively. If we are unable to retain key personnel, or if our senior management and key personnel are unable to work together effectively, our business and operations may be harmed.

Our future success depends in part upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our officers and key employees are not bound by employment agreements that require them to work for us for any specific term. In addition, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely impaired.

We have reduced our work force from a peak of approximately 2,100 employees in the first quarter of 2001 to approximately 250 employees at the end of December 2002. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely affect our ability to develop and sell our products. Furthermore, government regulations and immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the fiscal year ended December 29, 2002, approximately 33% of our net revenues were from international sales. For the fiscal year ended December 30, 2001, approximately 36% of our net revenues were from international sales. Sales to customers outside North America have decreased as a percentage of our net revenues due to the divestiture of our passive component product line and cessation of development of certain high-speed RF telecommunication products, but international sales continue to be significant.

Since a significant portion of our foreign sales are denominated in U.S. dollars, our products may become less price competitive in countries in which local currencies decline in value relative to the U.S. dollar. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may also materially and adversely affect our business.

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

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of the terrorist attacks on the United States, including the continuation or potential worsening of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

Risks Related to Manufacturing Our Products

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. We recently restructured our operations, consolidating manufacturing from our Camarillo, California and our larger San Jose, California facilities into our remaining facility in San Jose. In addition, the sale and manufacture of certain products require continued compliance with governmental security and import/export regulations. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future, including disruptions as a result of the consolidation of facilities or failure to maintain compliance with governmental regulations, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component and material requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain conditions in our served markets and the economy in general. Order cancellations and lower order volumes by our customers have in the past created excess inventories. Further, in order to avoid additional excess material inventories we have incurred cancellation charges associated with modifying existing purchase orders with our vendors. In fiscal year 2001, we recorded approximately $36.6 million in excess inventory and related order cancellation fees, primarily related to telecom products, which negatively affected our operating results. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

We depend on single or limited source suppliers for some of the key components in our products, which may make us susceptible to supply shortages or price fluctuations if demand for our products increases.

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. Current difficult economic conditions could adversely affect the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Certain of our OEM customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. These OEM customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. We have recently consolidated our worldwide manufacturing operations. Manufacturing lines relocated to our remaining San Jose facility from our other manufacturing facilities must undergo qualification by our customers before commercial production on these lines can recommence. The qualification process, whether for new products or in connection with the relocation of manufacturing lines for current products, determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

If we are unsuccessful in defending intellectual property claims, we may have to expend a substantial amount of resources to make our products non-infringing and may have to pay a substantial amount in damages.

On January 7, 2003, we settled intellectual property litigation with Photonetics, Inc. and Photonetics, S.A. Under the terms of the settlement, we obtained a license to two patents held by Photonetics and Photonetics has obtained a license to two of our patents. The settlement did not have a material effect on our results of operations. However, any future claims by others and resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our targeted industries, that several competitors may have existing patents or patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product and result in litigation. The holders of such existing or pending patents or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to defend or resolve and would divert management time and attention. As a result of any future intellectual property litigation, we may be forced to do one or more of the following, any of which could harm our business:

•	stop selling, incorporating or using our products that use the disputed intellectual property;

•	obtain from third parties a license to sell or use the disputed technology, which license may not be available on reasonable terms, or at all; or

•	redesign our products that use the disputed intellectual property.

For more information about current legal proceedings, see “Part I, Item 3—Legal Proceedings.”

Risks Related to Our Corporate Governance

Our ability to issue preferred stock could harm the rights of our common stockholders.

In July 2001, we adopted a stockholder rights agreement and declared a dividend distribution of one right per share of common stock for stockholders of record as of August 31, 2001. Each right entitles stockholders to purchase 1/1000 share of our Series A Participating Preferred Stock at an exercise price of $40. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces acquisitions of or tender offers for 15 percent or more of our common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by us at a price of $0.001 per right. For a limited period of time after the exercisability of the rights, each right, at the discretion of our board of directors, may be exchanged for either 1/1000th share of Series A Participating Preferred Stock or one share of common stock per right. The rights expire on August 31, 2011, if not earlier redeemed or exchanged.

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

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in our control.

Provisions of our amended and restated certificate of incorporation, bylaws, stockholder rights agreement, Delaware law and other corporate governance documents could make it more difficult for a third party to acquire us, which could hinder stockholders’ ability to receive a premium for our stock over the then-prevailing market prices. These provisions include:

•	a stockholder rights agreement that grants existing stockholders additional rights in the event a single holder acquired greater than 15% of our shares;

•	a classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the president or the chairman to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholder meetings.

In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

Item 2.    Properties

We currently operate the following facilities:

Location	Sq. Ft.	Type	Lease Termination
San Jose, CA	52,000	Headquarters/R&D/Manufacturing	March 2007
San Jose, CA	6,000	Administration	September 2004
Madison, WI	3,000	R&D	December 2007

We consolidated our manufacturing facilities into one facility in San Jose, California. We also lease an unoccupied facility of 145,000 square feet in Camarillo, CA that we have subleased, and certain unoccupied facilities that we are seeking to sublease. The facilities which we are seeking to sublease include a 55,000 square foot manufacturing facility in Santa Clara, CA and a 130,000 square foot manufacturing, R&D and administrative facility in San Jose, CA. Further, we own a 243,000 square foot unoccupied facility in Shenzhen, China that we are seeking to sell. We believe that the facilities we currently occupy are adequate for our current and planned manufacturing needs.

Item 3.    Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserted claims against the company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the company and its officers and directors with leave to amend. On November 15, 2002 Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the acquisition of Globe Y Technology, Inc. by the company completed February 15, 2001. The amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On March 11, 2003, the court granted the company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim. The court, however, gave the plaintiff thirty days to amend his causes of action. We believe that the claims in the amended complaint are without merit and intend to defend against them vigorously. Discovery in this matter is ongoing. An unfavorable resolution of any of this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claimed that the company infringed U.S. Patent No. 5,594,744 and sought preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. alleged that the company’s infringement was willful and sought enhanced damages and attorneys’ fees. The company filed its answer and counterclaims on September 10, 2001. In the answer, the company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and sought preliminary and injunctive relief and damages. Additionally, the company claimed that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents was willful and sought enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. On January 7, 2003, the parties settled their claims and counterclaims. Under the terms of the settlement, the company has obtained a license to two patents held by Photonetics and Photonetics has obtained a license to two patents held by the company. The settlement did not have a material effect on our results of operations or financial condition.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the company and several of its officers and directors (the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The amended complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the company and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of the company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against New Focus.

On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including William L. Potts, Jr., our Chief Financial Officer. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of our common stock. As against Mr. Potts, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of our common stock.

In addition, the Company is subject to various claims that arise in the normal course of business.

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information, Holders and Dividends

Our common stock is quoted on the Nasdaq National Market under the symbol “NUFO.” The following table sets forth, for the period indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq National Market.

	High	Low
2001
First Quarter	$60.19	$12.51
Second Quarter	$21.69	$5.60
Third Quarter	$7.67	$2.21
Fourth Quarter	$5.16	$2.88
2002
First Quarter	$4.76	$2.36
Second Quarter	$3.25	$2.76
Third Quarter	$3.10	$2.50
Fourth Quarter	$3.70	$2.45
2003
First Quarter (through March 10, 2003)	$3.84	$2.94

On March 10, 2003 the reported last sale price of the common stock on the Nasdaq National Market was $3.24. As of March 10, 2003 there were in excess of 375 stockholders of record.

We have never declared or paid any dividends on our capital stock. Currently, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,106,843	$4.25	7,080,750
Equity compensation plans not approved by security holders	7,420	$4.04	247,580

Total	8,114,263	$4.25	7,328,330

Item 6.    Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial data and other operating information. The financial data and operating information is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Fiscal Year Ended			Nine Months Ended December 31, 1999 (2)	Fiscal Year Ended March 31, 1999
	December 29, 2002	December 30, 2001 (1)	December 31, 2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$33,388	$92,639	$80,358	$18,101	$17,285
Cost of net revenues	43,627	112,004	64,346	12,525	9,225

Gross profit (loss)	(10,239)	(19,365)	16,012	5,576	8,060
Operating Expenses:
Research and development, net	20,478	48,824	26,391	7,352	7,379
Sales and marketing	8,227	10,191	5,880	2,982	2,987
General and administrative	14,561	20,855	9,813	2,704	2,360
Amortization of goodwill and other intangibles	3,014	54,459	—	—	—
Impairment of goodwill and other intangibles	7,692	289,308	—	—	—
In-process research and development	—	13,400	—	—	—
Restructuring charges	72,233	17,770	—	—	—
Amortization of deferred compensation	8,012	58,132	23,747	132	—

Total operating expenses	134,217	512,939	65,831	13,170	12,726

Operating loss	(144,456)	(532,304)	(49,819)	(7,594)	(4,666)
Interest and other income (expense), net	40,345	16,880	13,851	(81)	(303)

Loss before provision (benefit) for income taxes	(104,111)	(515,424)	(35,968)	(7,675)	(4,969)
Provision (benefit) for income taxes	700	(20,000)	6	2	2

Net loss	$(104,811)	$(495,424)	$(35,974)	$(7,677)	$(4,971)

Basic and diluted net loss per share	$(1.40)	$(6.78)	$(0.92)	$(3.11)	$(2.18)

Shares used to compute basic and diluted net loss per share	75,105	73,045	38,914	2,468	2,284

	December 29, 2002	December 30, 2001 (1)	December 31, 2000	December 31, 1999	March 31, 1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$279,358	$294,655	$485,493	$28,067	$51
Working capital	273,499	297,898	501,983	29,026	479
Total assets	317,364	429,724	600,944	44,852	8,240
Long-term debt, less current portion	—	7	111	368	588
Total stockholders’ equity (net capital deficiency)	286,554	408,110	567,110	35,013	(1,183)

(1)	Data for 2001 includes the results of operations for JCA and Globe Y subsequent to their acquisition dates of January 16, 2001 and February 15, 2001, respectively.

(2)	In 1999, the Company changed its year-end from March to December, resulting in a nine-month fiscal year for 1999.

The following is a summary of our unaudited quarterly results for the fiscal years ended December 29, 2002 and December 30, 2001:

	Three Months Ended
	Dec. 29, 2002	Sept. 29, 2002	June 30, 2002	March 31, 2002	Dec. 30, 2001	Sept. 30, 2001	July 1, 2001	April 1, 2001
	(in thousands, except per share data)
Quarterly Statement of Operations Data:
Net revenues	$7,435	$6,743	$9,114	$10,096	$9,390	$15,838	$26,649	$40,762
Cost of net revenues	6,996	9,811	12,899	13,921	13,331	16,882	26,349	55,442

Gross profit (loss)	439	(3,068)	(3,785)	(3,825)	(3,941)	(1,044)	300	(14,680)
Operating Expenses:
Research and development, net	2,350	4,249	6,517	7,362	8,172	13,480	14,377	12,795
Sales and marketing	1,500	1,837	2,312	2,578	2,210	2,592	2,942	2,447
General and administrative	2,682	3,688	4,289	3,902	3,212	5,010	6,429	6,204
Amortization of goodwill and other intangibles	162	183	1,323	1,346	5,305	5,255	22,462	21,437
Impairment of goodwill and other in tangibles	—	—	7,692	—	47,734	—	241,574	—
In-process research and development	—	—	—	—	—	—	—	13,400
Restructuring and asset impairment charges	18	36,597	11,596	24,022	11,985	2,162	3,623	—
Amortization of deferred compensation	1,207	2,331	1,032	3,442	4,985	11,766	16,057	25,324

Total operating expenses	7,919	48,885	34,761	42,652	83,603	40,265	307,464	81,607

Operating loss	(7,480)	(51,953)	(38,546)	(46,477)	(87,544)	(41,309)	(307,164)	(96,287)
Interest and other income (expense), net	(1,536)	(4,501)	43,885	2,497	3,040	4,341	4,505	4,994

Income (loss) before provision (benefit) for income taxes	(9,016)	(56,454)	5,339	(43,980)	(84,504)	(36,968)	(302,659)	(91,293)
Provision (benefit) for income taxes	700	—	—	—	(5,000)	(5,000)	(5,000)	(5,000)

Net income (loss)	$(9,716)	$(56,454)	$5,339	$(43,980)	$(79,504)	$(31,968)	$(297,659)	$(86,293)

Basic and diluted net income (loss) per share	$(0.13)	$(0.74)	$0.07	$(0.58)	$(1.07)	$(0.43)	$(4.07)	$(1.22)

Shares used to compute basic net income (loss) per share	73,502	76,112	75,608	75,259	74,018	74,212	73,086	70,460

Shares used to compute diluted net income (loss) per share	73,502	76,112	76,627	75,259	74,018	74,212	73,086	70,460

Net income (loss) previously reported (1)		$(57,500)	$2,254	$(46,436)

Basic and diluted net income (loss) per share previously reported		$(0.76)	$0.03	$(0.62)

(1)	Previously reported results for the quarters ended March 31, 2002, June 30, 2002 and September 29, 2002 have been adjusted for an overstatement of non-cash deferred compensation expenses associated with terminated employees. Compared to the previously reported deferred stock compensation expenses, the adjusted deferred stock compensation expenses were lower by approximately $2.5 million in the first quarter of 2002, $3.1 million in the second quarter of 2002, and $1.0 million in the third quarter of 2002.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Recent Developments and Outlook

We develop and manufacture photonics and microwave solutions for both commercial and research applications. Our products include tunable lasers for test and measurement applications, high-speed radio-frequency (RF) amplifiers, and advanced photonics tools. Our photonics tools products include instruments and tools used for sourcing, measuring, moving, manipulating, modulating and detecting optical signals in commercial and research applications across a wide variety of industries. Our tunable lasers are based on an external-cavity diode laser design and are used in telecom test and measurement instrumentation, biomedical applications, spectroscopic applications, and research laboratories worldwide. Our RF amplifier products, which use state-of-the-art thin-film hybrid microwave technology, cover a wide range of frequencies and are available with either standard or customized performance characteristics. Our products serve a broad range of diversified markets within the semiconductor, industrial, biomedical, defense and telecommunications industries. In an effort to expand our OEM sales content, we intend to pursue new and emerging applications for modules and subsystems within these markets, in particular modules and subsystems that would use our photonics tools and tunable lasers. Given the difficulty in accurately assessing the size and growth rates of these market opportunities, we will need to constantly balance new product development expenses against future revenue expectations in order to show continuing improvement in our financial results.

In fiscal years 2000 and 2001, our product focus was primarily on the telecommunications industry as we developed and manufactured optical and RF components for next-generation communication networks. Historically, we reported revenues in two segments: telecom and photonics tools, with sales of telecom products accounting for approximately 67% and 71% of our revenues during fiscal year 2000 and fiscal year 2001, respectively. Our telecom products included passive optical components, such as circulators and polarization beam combiners, for wavelength management as well as active components, such as tunable laser modules for network as well as test and measurement applications and high-speed RF amplifiers for telecom networks and defense applications.

In the second quarter of 2001 we experienced a sharp sequential decline in our quarterly net revenues relative to the first quarter of 2001 due to an unexpected deterioration of the telecommunications industry. In response to this change in industry conditions, we began restructuring our operations in the second quarter of 2001 with the impairment of acquisition-related goodwill and a restructuring charge related to planned work force reductions and two facility closures—a small facility in China and another in the U.S. Our net revenues declined sharply again between the second and third quarters of 2001. After the end of the third quarter of 2001 we significantly expanded our expense reduction target through a planned 35% reduction of our worldwide work force, which was to be completed by the end of 2002, and announced our intention to consolidate our U.S. manufacturing operations. In response to a further decline in our net revenues between the third and fourth quarter of 2001 and a continuing weak outlook for our acquired businesses, we impaired the remaining acquisition-related goodwill on our balance sheet and announced the planned closure of a second U.S. manufacturing facility by the third quarter of 2002.

During the first quarter of 2002 we concluded that difficult conditions within the telecommunications industry would persist into 2003, and possibly into 2004, and therefore decided to take additional steps to reduce our dependence on this industry. In March 2002 we announced our intention to divest our passive optical product line and cease operations at our large China manufacturing facility. To reflect these decisions we recorded a $24.0 million restructuring charge in our first quarter 2002 financial results. We also indicated that these actions would further reduce our expense structure and lower the quarterly net revenue required to reach profitability.

During the second quarter of 2002 we sold our passive component product line to Finisar Corporation and, in addition, completed the sale of our network tunable laser technology to Intel Corporation. These sales generated a $41.3 million net gain in our second quarter results. During the second quarter of 2002 we also decided to cease development of next-generation high-speed RF products for telecom applications. This action, combined with the prior divestitures of our passive product line and network tunable laser technology, represented the final step in our plan to eliminate our telecom-related component product lines. The $11.6 million restructuring charge recorded in the second quarter reflected the decision to cease development of our telecom RF products as well as final work force reductions at our large China facility. Additionally, we wrote off $7.7 million of intangible assets related to our RF telecom product line. In conjunction with our second quarter results we also announced the planned closure of two additional U.S. facilities in 2002.

In the third quarter of 2002 we completed, as scheduled, our facility consolidation program with the closure of three U.S. facilities, which generated a restructuring charge of $36.6 million. In total, the facility consolidation program resulted in the closure of four U.S. and two China facilities. By the end of the third quarter of 2002 we had completed our planned restructuring activities.

As a result of our restructuring efforts over the six-quarter period between the second quarter of 2001 and the end of the third quarter of 2002, we had:

•	Reduced our quarterly expense structure, defined as operating expenses plus manufacturing overhead, to $9.6 million in the fourth quarter of 2002 from $32.5 million in the second quarter of 2001;

•	Consolidated our operations into approximately 60,000 square feet of space (one primary facility plus some ancillary space), down from seven facilities encompassing approximately 573,000 square feet;

•	Reduced our worldwide work force to approximately 250 people in the fourth quarter of 2002 from a peak employment level of 2,100 people in the first quarter of 2001;

•	Reduced our cash outflow in the fourth quarter of 2002, excluding outflows related to restructuring activities and our share repurchase program as well as inflows from certain non-recurring transactions, to $2.2 million, which is down from over $30 million per quarter in mid-2001 and approximately $10 million per quarter in the first three quarters of 2002;

•	Exited the fourth quarter with a lower net loss, due primarily to improved operating performance, minimal restructuring and impairment charges, and reduced amortization of intangibles and deferred compensation; and

•	Refocused our business on product areas that were less dependent on the telecommunications industry.

In the process of restructuring our operations we recorded restructuring charges of $72.2 million and $17.8 million in fiscal years 2002 and 2001, respectively. These totals included charges for the impairment of tangible assets, facility closure costs and severance-related payments. We also recorded impairment charges against goodwill and other intangible assets of $7.7 million and $289.3 million in fiscal years 2002 and 2001, respectively. Accordingly, our quarterly depreciation expense has declined to $0.7 million in the fourth quarter of 2002 from $3.1 million in the second quarter of 2001. In the same timeframe, the amortization for intangibles has declined to $0.2 million from $22.5 million per quarter, while deferred compensation expense has declined to $1.2 million from $16.1 million per quarter.

The composition of our quarterly net revenues also changed as a result of the sharp decline in the telecommunications industry, our decision to eliminate component product lines related to telecom networks, and general economic conditions. The following table shows the composition of our net revenues (i) for the three months ended April 1, 2001, near the height of the telecommunications industry; (ii) for the three months ended March 31, 2002, at the time we decided to eliminate our telecom-related component product lines, and (iii) for the three months ended December 29, 2002, our most recent quarter:

Net Revenues

(in millions)

Three Months Ended	Passive Components	RF Components	Tunable Lasers	Photonics Tools	Total
April 1, 2001	$15.5	$9.4	$7.4	$8.5	$40.8
March 31, 2002	0.7	3.0	1.2	5.2	10.1
December 29, 2002	—	1.8	2.1	3.5	7.4

Notes:

(1)    RF components include data drivers and clock amplifiers for telecom networks and amplifiers for defense and avionics applications.

(2)    Tunable lasers include laser modules and benchtop systems for test and measurement applications. Net revenues for tunable lasers for the quarter ended December 29, 2002 included $1.2 million in cancellation fees.

Under our new strategic direction, we plan to focus our business on providing photonics and microwave solutions to the semiconductor, industrial, biomedical, defense and telecommunications industries. A main area of focus will remain test and measurement applications, including telecom test and measurement, which accounted for the majority of tunable laser net revenues in 2001. With the elimination of our telecom-related component product lines we will operate in one segment and report our financial results accordingly.

Near-term improvement in our financial results remains dependent on general economic conditions and, in particular, a recovery in the semiconductor industry and research markets across multiple industries. We do not expect a significant recovery in these industries in the near term, and thus, we expect only limited improvements in our quarterly revenues, if any, during the first half of 2003. We continue to pursue OEM opportunities using our photonics technology and are actively sampling prototype products for different market applications. We expect higher quarterly net revenues during the second half of 2003, in part, based upon winning production contracts for some of these new OEM products. Supported by an increasing volume of orders, we expect increased revenues from sales of our high-speed RF products for defense applications during 2003. Additionally, any recovery in the semiconductor industry or research markets in the second half of 2003 would likely increase revenues from our photonics tools products.

We also recently completed our $45 million share repurchase program, which resulted in the repurchase of 13.1 million shares of our common stock between late October 2002 and early February 2003. Through December 31 2002, we had repurchased 8.25 million common shares at a total cost of approximately $28.7 million, including commissions. We may repurchase additional shares of our common stock in the future, which will decrease our cash balance.

Throughout 2003 we will be striving to improve our operating performance by continuously evaluating our expense structure and our manufacturing efficiencies while we aggressively pursue revenue opportunities. Additionally, we continue to look for strategic combinations that will strengthen our position in the application of photonics and microwave technologies.

Statement of Operations

We sell and market our products through a combination of direct sales, catalog sales and international sales representatives and resellers, primarily in the United States, Europe and Asia. For the year ended December 29, 2002, approximately 33% of our net revenues were from international sales.

Our cost of net revenues consists of raw materials, direct labor and manufacturing overhead, which includes, among other costs, production start-up, prototype costs and inventory write-down costs. In addition, we rely on contract manufacturers for some of our key components, which are included in our cost of net revenues. We anticipate that our gross margin percentage for the first half of 2003 will improve relative to the positive 6% reported for the fourth quarter of 2002 due to improved manufacturing efficiencies. Based on our expectations for higher quarterly revenues in the second half of the year, our gross margins should further improve in the last half of 2003.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to consultants and outside service providers, materials costs and other expenses related to the design, development, testing and enhancements of our products. We expense our research and development costs as they are incurred. In addition, from time to time, we receive funding for research and development projects. Our product development efforts have historically focused on our telecom products. In particular, development of our network tunable laser technology and high-speed RF telecom products, prior to the sale of the network tunable laser technology to Intel and the cessation of product development for next-generation RF telecom products in the second quarter of 2002, accounted for a significant portion of our research and development expenses. For fiscal years 2002, 2001 and 2000, we received $1.7 million, $1.9 million and $774,000, respectively, for research and development activities, which were used to offset research and development costs.

During 2002, research and development expenses declined from $7.4 million in the first quarter to $2.4 million, or approximately 32% of net revenues, in the fourth quarter due primarily to the divestiture of our passive optical product line and our decision to cease development of our next-generation high-speed RF telecommunications products. Due to the separate and distinct product development efforts for our three product lines, we anticipate that research and development will remain flat, or increase slightly, over the course of 2003 as we execute our business strategy, particularly with respect to targeting OEM customers for our photonics tools and tunable lasers. Development costs for these applications are higher due to the required integration of electronics, optics and software.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer engineering support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We believe our future success depends upon establishing and maintaining successful relationships with a variety of key customers, and that continued investment in sales and marketing is critical to establishing these relationships. In 2002, we reduced our aggregate sales and marketing expense to $1.5 million, or approximately 20.2% of net revenues, in the fourth quarter of 2002 from a peak of $2.6 million, or approximately 25.5% of net revenues, in the first quarter of 2002. This reduction was primarily attributable to the divestiture of our passive component product line, cessation of our development of next-generation high-speed RF telecommunication products and consolidation of our facilities. We expect that our quarterly sales and marketing expenses will remain at approximately this quarterly level throughout 2003.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, business development and human resources personnel, corporate-related expenses associated with operating as a public company, professional fees and costs associated with maintaining our information systems. In 2002, we reduced our aggregate general and administrative expenses from a peak of $4.3 million in the second quarter to $2.7 million in the fourth quarter. Decreases resulting from the divestiture of our passive component product line, including the closure of our manufacturing facility in Shenzhen, China, and the consolidation of our California facilities contributed to the decrease. We expect that our general and administrative expenses will remain flat, and possibly decline, relative to this quarterly level throughout 2003.

Acquisitions

On January 16, 2001, we acquired JCA Technology, Inc., a designer, manufacturer and marketer of a full line of fiber optic products for OC-48 and OC-192 modulators, including high-speed clock amplifiers and broadband data driver amplifiers, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The consideration consisted of $75.0 million in cash and approximately 7,954,000 shares of our common stock for a combined total fair value of $303.4 million in exchange for all of the outstanding stock of JCA. In addition, we issued approximately 2,079,000 shares of restricted stock subject to forfeiture. We recorded $56.0 million of unearned compensation related to the issuance of approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,000 shares of restricted stock was contingent upon meeting certain fiscal year 2001 operating objectives. These contingent shares were forfeited in September 2001 when the objectives were not met. Approximately 85,000 shares of the restricted stock were forfeited prior to vesting due to employee terminations. As of December 29, 2002, approximately 789,000 shares of the restricted stock remained subject to forfeiture. These shares were fully earned by February 2, 2003. JCA operates as a wholly owned subsidiary of New Focus, and our financial statements for the year ended December 30, 2001 include the results of operations for JCA subsequent to January 16, 2001.

On February 15, 2001, we acquired Globe Y. Technology, Inc., a manufacturer of fused fiber coupling machines, for a total purchase price of approximately $45.2 million in a transaction accounted for as a purchase. The consideration consisted of approximately 1,002,000 shares of our common stock in exchange for all of the outstanding stock of Globe Y. In addition, we recorded approximately $2.3 million of unearned compensation related to the issuance of approximately 53,000 shares of restricted stock subject to forfeiture. Prior to ceasing operations of Globe Y in the third quarter of 2002, Globe Y operated as a wholly-owned subsidiary of New Focus, and our financial statements for the year ended December 30, 2001 include the results of operations for Globe Y subsequent to February 15, 2001.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Restructuring and asset impairment.    For the fiscal year ended December 29, 2002, we recorded restructuring and asset impairment charges totaling $72.2 million. The restructuring and impairment charges included $44.3 million for the write-down of our property, plant and equipment, $22.9 million for facility closure costs, and $5.0 million in severance costs (see note 12 to “Notes to Consolidated Financial Statements”). At December 29, 2002, we had a remaining restructuring accrual of $21.4 million that represents the estimated cash outflows in future periods associated with our restructuring actions. Our restructuring plans included vacating certain of our leased facilities. At December 29, 2002, we have included in our restructuring liability approximately $16.8 million related to estimated lease losses, net of expected sublease income. In determining the lease loss, various assumptions were used including the time period over which the facilities will be vacant, expected sublease term and sublease rates. The reserve represents our current estimate and may be adjusted upon the occurrence of future events. These events may include, but are not limited to, changes in estimates relating to time to sublease the facilities, sublease terms and sublease rates. Additionally, we have estimated the fair value of excess equipment, which we are in the process of disposing. These estimates may require an adjustment if actual results differ. Such adjustment could materially affect our results of operations.

Inventories.    Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories in advance of product shipments. These estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will likely differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2001, we incurred charges related to excess inventory write-downs and related order cancellation fees of $36.6 million due to the abrupt and severe downturn in the telecommunications industry. Further, we recorded inventory write-downs of approximately $1.6 million in 2002 related to the divestiture of our passive component product line. The excess inventory write-downs and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, additional inventory write-downs or recoveries of amounts previously written down may be required.

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

Notes receivable.    During 2000 and 2001, we made $16.8 million in full recourse loans to certain employees of the company. We maintain reserves for estimated losses resulting from the inability of these individuals to make their required payments. At December 29, 2002, four loans with an aggregate principal and interest value of $8.0 million were outstanding, of which $4.7 million had been reserved. We analyze the need for a reserve by considering our collateral with respect to each loan, payment history, our knowledge of each individual’s other assets and the maturity date of the loan. Based on these factors, we recorded a charge of $4.7 million related to one loan during the fiscal year ended December 29, 2002. Should the financial condition of the borrowers deteriorate in the future we may be required to take additional charges.

Impairment of goodwill and other intangible assets.    At December 29, 2002, we had $1.4 million of other intangible assets. In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. We have written off $289.3 million and $7.7 million of goodwill and other intangible assets during fiscal years 2001 and 2002, respectively. See note 11 to “Notes to Consolidated Financial Statements.”

Revenue recognition.    We recognize revenue at the time of title transfer, with provisions established for estimated product returns and allowances. These returns and allowances are estimated based on historical experience. If our estimates do not accurately anticipate future returns, revenue could be misstated. Revenue on the shipment of evaluation units is deferred until customer acceptance.

Results of Operations

We maintain a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31.

	Fiscal Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Summary of Operations Data:
Net revenues	100.0%	100.0%	100.0%
Cost of net revenues	130.7	120.9	80.1

Gross profit (loss)	(30.7)	(20.9)	19.9
Operating Expenses:
Research and development, net	61.3	52.7	32.8
Sales and marketing	24.6	11.0	7.3
General and administrative	43.6	22.5	12.2
Amortization of goodwill and other intangibles	9.0	58.8	—
Impairment of goodwill and other intangibles	23.0	312.3	—
In-process research and development	—	14.5	—
Restructuring and other charges	216.4	19.2	—
Amortization of deferred compensation	24.0	62.8	29.6

Total operating expense	401.9	553.8	81.9

Operating loss	(432.6)	(574.7)	(62.0)
Interest and other income, net	120.8	18.2	17.2

Loss before provision (benefit) for income taxes	(311.8)	(556.5)	(44.8)
Provision (benefit) for income taxes	2.1	(21.6)	—

Net loss	(313.9)%	(534.9)%	(44.8)%

Fiscal Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

Net Revenues

Net revenues decreased to $33.4 million for the year ended December 29, 2002 from $92.6 million for the year ended December 30, 2001 and from $80.4 million for the year ended December 31, 2000. The decrease from fiscal year 2001 to fiscal year 2002 was primarily a result of decreased sales of our telecom products attributed to the widespread business downturn in the telecommunications industry and our resulting decisions to divest of our passive component product line and cease development of our next-generation, high-speed RF telecommunication system components. Lower sales of our photonics tools as a result of the broader economic downturn further contributed to the overall reduction in our net revenues, though to a significantly lesser extent than the reduction in sales of our telecom products. The increase from fiscal year 2000 to fiscal year 2001 was primarily a result of increased sales of our telecom products and inclusion of sales of products manufactured by JCA and Globe Y made subsequent to our acquisitions of these companies in mid-January and mid-February of 2001, respectively.

For the year ended December 29, 2002, no customer accounted for more than 10% of net revenues. For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4% and 11.3% of net revenues, respectively. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of net revenues, respectively.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred compensation expenses, worsened to a loss of 30.9% in fiscal year 2002 from a loss of 30.2% in fiscal year 2001 and a profit of 14.7% in fiscal year

2000. Excluding amortization of deferred stock compensation of $0.1 million, $8.6 million and $4.2 million, respectively, gross profit (loss) percentage worsened to a loss of 30.7% for fiscal year 2002 from a loss of 20.9% for fiscal year 2001 and a profit of 19.9% for fiscal year 2000. Cost of net revenues for fiscal year 2002 includes inventory write-downs of approximately $1.6 million related to the divestiture of our passive component product line. Cost of net revenues for fiscal year 2001 includes $36.6 million for the write-down of excess inventories and related charges, reflecting lower customer demand for our products and a current lack of order flow resulting from the sudden and sharp decline in capital equipment expenditures by telecommunications carriers. There were no significant write-downs of inventories or related charges during fiscal year 2000. A high level of manufacturing overhead adversely affected our gross margin performance in all three fiscal years. During fiscal year 2000 and in the early part of 2001 we incurred significant manufacturing overhead as we rapidly expanded capacity in response to the strong demand for our telecom products. The sharp decline in the telecommunications industry that began in the second quarter of 2001, however, lowered our quarterly revenues and left us with significant underutilized manufacturing capacity and associated manufacturing overhead during fiscal years 2001 and 2002. High manufacturing overhead costs persisted through the third quarter of 2002 until we were able to consolidate our worldwide manufacturing operations into one facility in California.

Research and Development Expenses

Research and development expenses, including amortization of deferred compensation expenses, decreased to 81.7% of net revenues, or $27.3 million, in fiscal year 2002 from 95.3% of net revenues, or $88.3 million, in fiscal year 2001 and increased from 41.2% of net revenues, or $33.1 million, in fiscal year 2000. Excluding amortization of deferred stock compensation of $6.8 million, $39.5 million and $6.7 million, respectively, research and development expenses were 61.3% of net revenues, or $20.5 million, in fiscal year 2002, 52.7% of net revenues, or $48.8 million, in fiscal year 2001, and 32.8% of net revenues, or $26.4 million, in fiscal year 2000. In 2002, these expenses were incurred primarily in connection with the continued development of existing products. In 2001 and 2000, these expenses were incurred primarily in connection with the continued development of existing telecom products and development of new telecom products. In addition, research and development expenses increased in fiscal year 2001 due to our acquisition of JCA.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred compensation expenses, increased to 25.0% of net revenues, or $8.4 million, in fiscal year 2002 from 14.6% of net revenues, or $13.5 million, in fiscal year 2001 and from 9.3% of net revenues, or $7.5 million, in fiscal year 2000. Excluding amortization of deferred stock compensation of $0.1 million, $3.3 million and $1.6 million, respectively, sales and marketing expenses increased to 24.6% of net revenues, or $8.2 million, in fiscal year 2002 from 11.0% of net revenues, or $10.2 million, in fiscal year 2001 and from 7.3% of net revenues, or $5.9 million, in fiscal year 2000. In fiscal year 2002, sales and marketing expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in sales and marketing expenses. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenues in fiscal year 2001 as a result of the hiring of additional sales and marketing personnel and the expansion of our sales and marketing efforts.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred compensation expenses, increased to 46.6% of net revenues, or $15.6 million, in fiscal year 2002 from 29.8% of net revenues, or $27.6 million, in fiscal year 2001 and from 26.2% of net revenues, or $21.1 million, in fiscal year 2000. Excluding amortization of deferred stock compensation of $1.0 million, $6.7 million and $11.2 million, respectively, general and administrative expenses increased to 43.6% of net revenues, or $14.6 million, in fiscal year 2002 from 22.5% of net revenues, or $20.9 million, in fiscal year 2001 and from 12.2% of net revenues, or $9.8 million, in fiscal year 2000. General and administrative costs were higher in 2001 compared to 2002 primarily due to integration costs related to our acquisitions of JCA and Globe Y and higher legal costs related to an intellectual property dispute. Further, our restructuring efforts resulted in lower general and administrative costs in 2002. In fiscal year 2002, general and administrative expenses, excluding amortization of deferred stock compensation, rose as a percentage of net revenues as net revenues declined proportionally more than the absolute declines in general and administrative expenses. The increase in absolute dollar spending for general and administrative expenses from fiscal year 2000 to fiscal year 2001 was primarily due to increased staffing and associated expenses necessary to manage and support our increased scale of domestic and international operations, and corporate-related expenses associated with operating as a public company, in addition to the previously mentioned higher integration costs associated with our acquisitions of JCA and Globe Y and higher legal costs.

Amortization of Goodwill and Other Intangibles and Impairment of Goodwill

Amortization of goodwill and other intangibles that arose from our acquisitions of JCA and Globe Y in January and February 2001, respectively, totaled $3.0 million and $54.5 million in the years ended December 29, 2002 and December 30, 2001, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001.

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

As a result of our June 2002 decision to discontinue new product development for certain high-speed RF products manufactured by JCA, we expected that revenues from JCA’s telecom products would continue to decline. In addition, due to the continuing downturn in the telecommunications industry, we expected that revenues from Globe Y products would be negligible. As a result, we decided to close the operations of Globe Y in early August 2002. In accordance with our policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. We calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on our weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles for the fiscal year ended December 29, 2002. In accordance with the same policy, we recorded a $289.3 million write-down of goodwill and other intangible assets during 2001. As of December 29, 2002, we had $1.4 million remaining in an acquired intangible related to JCA and no remaining acquired intangibles related to Globe Y. This asset is being amortized over its estimated useful life of approximately four years.

In-process Research and Development

In-process research and development represents the value assigned in a purchase business combination to research and development activities of the acquired business that had not yet reached technological feasibility and have no alternative future use. A one-time in-process research and development charge of $13.4 million related to our acquisition of JCA was recorded in the fiscal year ended December 30, 2001. In conjunction with our decision to cease development of next-generation RF products for telecom applications, the acquired in-process research and development activities had been discontinued by the middle of 2002.

Restructuring Charges

In 2002 we recorded restructuring and impairment charges totaling $72.2 million for actions taken to resize our operations as a result of a continuing decline in demand for our products as well as the general decline in the telecommunications industry. These restructuring activities included divesting our operations related to the manufacturing of passive optical components, including ceasing operations at our 243,000 square foot manufacturing facility in Shenzhen, China; discontinuing our new product development of certain high-speed RF products for next-generation telecommunications applications, including reducing our Wisconsin-based engineering staff, decreasing the square footage occupied under our Wisconsin facility lease and implementing additional workforce reductions in California; and closing and consolidating our remaining 130,000 square foot facility in San Jose, California into our smaller San Jose facility. The restructuring and asset impairment charges included approximately $44.3 million for the write-down of assets, approximately $22.9 million related to facility closure costs and approximately $5.0 million for severance costs associated with the termination of 458 employees. Non-cash items included in the restructuring charge totaled $44.3 million. As of December 29, 2002, approximately $21.4 million in accrued restructuring costs, consisting of approximately $0.7 million for severance and approximately $20.7 million for facility closure costs, remained in current and long-term liabilities.

In 2001 we recorded restructuring charges totaling $17.8 million for actions taken to resize our operations as a result of a decline in demand for our products. These restructuring activities included closing and consolidating our older Santa Clara, California facility and our smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and the anticipated subleasing of a previously unoccupied facility in Camarillo, California. Restructuring activities also included the planned closing of our remaining manufacturing site in Camarillo, California in the third quarter of 2002 and the transfer of production from this operation to other facilities. Additionally, we reduced our work force in our U.S. and China operations by approximately 1,200 employees from a peak of 2,100 in February 2001 to approximately 900 in December 2001 through a combination of reduction-in-force programs and attrition. The restructuring charges included $7.1 million for severance costs covering approximately 910 employees (including approximately 160 employees associated with the planned closing of the Camarillo facility in 2002), $8.1 million for the write-down of the net book value of impaired leasehold improvements and equipment, and $2.6 million for facility closure costs. Non-cash items included in the restructuring charges totaled $9.5 million.

Interest and Other Income (Expense), Net

Interest and other income, net totaled $40.3 million in fiscal year 2002, $16.9 million in fiscal year 2001 and $13.9 million in fiscal year 2000. The gain on the sale of our network tunable laser technology to Intel Corporation was the largest component of interest and other income in 2002, totaling $38.6 million. The sale of our passive component product line to Finisar Corporation resulted in a gain of $2.7 million in 2002. Interest income was $8.4 million in 2002, compared to $17.2 million in 2001 and $14.0 million in 2000. The decrease in interest income in 2002 compared to 2001 was due primarily to lower average interest rates in 2002. The increase in interest income in 2001 compared to 2000 was primarily due to interest earned on the $542.4 million in proceeds from the combination of our May 2000 initial public offering and August 2000 follow-on public offering, net of cash consumed.

Income Taxes

The provision for income taxes of approximately $700,000 for the year ended December 29, 2002 consists of taxes owed in foreign jurisdictions. The expected tax benefit from loss carryforwards in other jurisdictions was offset by a valuation allowance against those carryforwards. The benefit for income taxes of approximately $20 million for the year ended December 30, 2001 relates to the deferred tax benefit associated with the amortization of the other identifiable intangible assets and deferred compensation resulting from our acquisitions of JCA and Globe Y. This benefit has been offset by minimal amounts of alternative minimum taxes and withholding taxes. The provision for income taxes of approximately $6,000 for the year ended December 31, 2000 consists of current state minimum taxes and withholding taxes.

As of December 29, 2002, we had approximately $174.2 million of federal and $60.5 million of state net operating loss carryforwards for tax purposes and $5.9 million and $4.6 million of federal and state research and development tax credit carryforwards available to offset future taxable income. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other periods since inception. Recognition of deferred tax assets is appropriate when realization of the assets is more likely than not. Based upon the weight of available evidence, which included our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased to approximately $279.4 million at December 29, 2002 from approximately $294.7 million at December 30, 2001. The decrease in cash, cash equivalents and short-term investments was primarily due to the net effect of the $43.5 million outflow from operating activities and the use of approximately $28.7 million to repurchase our common stock, partially offset by the receipt of $45.0 million in connection with the sale of our network tunable laser technology to Intel Corporation and $8.9 million from asset sales, collection of officer notes, and proceeds from purchases of common stock under employee stock programs. The decrease in our cash, cash equivalents and short-term investments in the year ended December 30, 2001 was primarily due to $81.7 million spent on the acquisitions of JCA and Globe Y and $52.5 million spent for the purchase of property, plant and equipment, and the operating cash outflow of $57.1 million. Net working capital decreased by $24.4 million for fiscal year 2002.

Cash used in operating activities was $43.5 million in fiscal year 2002, $57.1 million in fiscal year 2001 and $23.3 million in fiscal year 2000. Cash used in operating activities for the year ended December 29, 2002 was primarily attributable to the net effect of our net loss of approximately $64.0 million (excluding non-cash charges of $82.1 million and net gains on sales of assets of $41.3 million) offset by an increase in accrued restructuring charges of approximately $16.4 million. Cash used in operating activities for the year ended December 30, 2001 was primarily attributable to our net loss of $73.3 million (excluding non-cash charges) and decreases in accounts payable of $21.3 million, partially offset by decreases in accounts receivable and inventories of $37.4 million.

Cash provided by (used in) investing activities, excluding the purchase and sale activities related to available-for-sale investments, was $48.5 million provided in fiscal year 2002, $137.2 million used in fiscal year 2001 and $62.9 million used in fiscal year 2000. Cash provided by investing activities in fiscal year 2002 was primarily attributable to the sale of our network tunable laser technology to Intel Corporation. In fiscal year 2001, we used $81.7 million to acquire JCA and Globe Y and $52.5 million to acquire property, plant and equipment. In fiscal year 2000, cash used in investing activities was primarily to acquire property, plant and equipment.

Financing activities used $24.1 million in fiscal year 2002, provided $2.1 million in fiscal year 2001 and provided $543.5 million in fiscal year 2000. Cash used in financing activities in the year ended December 29, 2002 was primarily due to the use of $28.7 million to repurchase 8.25 million shares of our common stock, partially offset by proceeds from purchases under employee stock programs and the repayment of notes receivable from stockholders. Cash generated by financing activities in the year ended December 30, 2001 was primarily due to proceeds from sales of stock under stock option and employee stock purchase plans. Cash generated by financing activities in the year ended December 31, 2000 was primarily due to proceeds of $542.4 million from our initial and follow-on public offerings of common stock.

Our capital expenditures averaged approximately $0.3 million per quarter in 2002 and we expect that our capital expenditures will continue to be minimal throughout 2003.

As of December 29, 2002, our principal commitments consisted of obligations outstanding under our restructuring activities, and our facility operating leases. Our future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year End
2003	$5,416
2004	6,108
2005	6,038
2006	6,362
2007	4,138
Thereafter	3,973

Total	$32,035

Included in future minimum lease payments above is approximately $27.9 million related to unoccupied facilities as a result of our restructuring activities. As of December 29, 2002, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $1.9 million.

In January and February 2003, we repurchased approximately 4.85 million shares of our common stock at a cost of approximately $16.5 million (before commissions), thereby completing our $45 million share repurchase program. We may repurchase additional shares of our common stock in the future, which will decrease our cash balance. In addition, our strategy includes evaluating potential business combinations and partnering arrangements that may require the use of some portion of our existing cash balances.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of FAS 144 did not have a material effect on our financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring (EITF 94-3). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, FAS No. 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on our activities subsequent to adoption.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002.

The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company has adopted the disclosure requirements for its financial statements included in this Form 10-K. We are currently evaluating the effects of FIN 45, however we do not expect that the adoption of FIN 45 will have a material effect on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions in this Form 10-K. We will continue to account for stock-based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), using the “intrinsic value” method. Accordingly, the adoption of FAS 148 is not anticipated to have a material effect on our financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We currently do not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist of debt securities such as commercial paper, corporate bonds and notes, and asset-backed securities with original maturity dates between three months and one year. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

At December 29, 2002, our cash and cash equivalents totaled $178.4 million, with a weighted average interest rate of 1.32%. Our short-term investments totaled $100.9 million, with a weighted average interest rate of 4.04%.

Exchange Rate Sensitivity

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. Accordingly, we do not believe we have significant exposure to exchange rate sensitivity.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data of the company required by this item are set forth as indicated at Item 15(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item, which will be set forth under the captions “Proposal No. 1 Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Compliance” in New Focus’ Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item, which will be set forth under the captions, “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in New Focus’ Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, which will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in New Focus’ Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item, which will be set forth under the caption “Certain Relationships and Related Transactions” in New Focus’ Proxy Statement for its 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

Item 14.    Controls and Procedures

Within 90 days prior to the filing date of this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” In addition, annually we also evaluate the effectiveness of our “internal controls and procedures for financial reporting”. These evaluations are done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

(a)    Evaluation of disclosure controls and procedures.    Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)    Changes in internal controls.    Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Among other matters, we evaluated our internal controls to determine whether there were any “significant deficiencies” or “material weaknesses,” and sought to determine whether the company had identified any acts of fraud involving personnel who have a significant role in our internal controls. In the professional auditing literature,

“significant deficiencies” are referred to as “reportable conditions;” these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to our financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accordance with the requirements of the SEC, since the date of the evaluation of our disclosure controls and our internal controls to the date of this Annual Report, our chief executive officer and chief financial officer concluded that there were no significant deficiencies or material weaknesses in our internal controls. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Limitations on the effectiveness of controls.    Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control system may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    The following documents are filed as part of this Form:

1.    Consolidated Financial Statements.

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets at December 29, 2002 and December 30, 2001

Consolidated Statements of Operations for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

Consolidated Statements of Cash Flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

Notes to Consolidated Financial Statements

2.    Consolidated Financial Statement Schedules.

The following financial statement schedule of New Focus, Inc. for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of New Focus, Inc.

Schedule II—Valuation and Qualifying Accounts

3.    Exhibits.

The exhibits listed in the Index to Exhibits filed together with this Annual Report are filed as a part of this Report on Form 10-K.

(b)    Reports on Form 8-K:

The company did not file any reports on Form 8-K during the quarter ended December 29, 2002.

NEW FOCUS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

New Focus, Inc.

We have audited the accompanying consolidated balance sheets of New Focus, Inc. as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Focus, Inc. at December 29, 2002 and December 30, 2001, and the consolidated results of its operations and its cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/    ERNST & YOUNG LLP

San	Jose, California
January	31, 2003

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 29, 2002	December 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$178,430	$78,664
Short-term investments	100,928	215,991
Trade accounts receivable, less allowances of $552 in 2002 and $1,848 in 2001	3,048	5,025
Inventories:
Raw materials	1,597	4,328
Work in progress	356	1,653
Finished goods	1,169	3,259

Total inventories	3,122	9,240
Prepaid expenses and other current assets	3,480	8,857

Total current assets	289,008	317,777
Property, plant and equipment:
Land and building	—	24,605
Asset held for sale	15,675	—
Manufacturing and development equipment	7,727	49,880
Computer software and equipment	4,303	7,810
Office equipment	984	4,279
Leasehold improvements	1,903	15,772
Construction in progress	—	3,053

	30,592	105,399
Less allowances for depreciation and amortization	(7,525)	(17,333)

Net property, plant and equipment	23,067	88,066
Intangible assets, net of accumulated amortization and impairment of $1,365 in 2002 and $13,700 in 2001	1,394	12,294
Other assets	3,895	11,587

Total assets	$317,364	$429,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,522	$2,438
Accrued compensation and related benefits	4,252	5,710
Other accrued expenses	3,201	5,111
Restructuring accrual	6,534	4,736
Deferred revenue and research and development funding	—	1,775
Current portion of long-term debt	—	109

Total current liabilities	15,509	19,879
Restructuring accrual—long term	14,854	220
Long-term debt, less current portion	—	7
Deferred rent	447	1,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—68,297,798 in 2002 and 75,980,323 in 2001	68	76
Additional paid-in capital	941,505	977,541
Notes receivable from stockholders	(1,401)	(5,815)
Deferred compensation	(2,546)	(18,220)
Accumulated other comprehensive income	647	1,436
Accumulated deficit	(651,719)	(546,908)

Total stockholders’ equity	286,554	408,110

Total liabilities and stockholders’ equity	$317,364	$429,724

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net revenues	$33,388	$92,639	$80,358
Cost of net revenues (1)	43,627	112,004	64,346

Gross profit (loss)	(10,239)	(19,365)	16,012
Operating Expenses:
Research and development (2)	22,171	50,762	27,165
Less funding received from research and development contracts	(1,693)	(1,938)	(774)

Net research and development	20,478	48,824	26,391
Sales and marketing (3)	8,227	10,191	5,880
General and administrative (4)	14,561	20,855	9,813
Amortization of goodwill and other intangibles	3,014	54,459	—
Impairment of goodwill and other intangibles	7,692	289,308	—
In-process research and development	—	13,400	—
Restructuring and other charges	72,233	17,770	—
Amortization of deferred compensation	8,012	58,132	23,747

Total operating expenses	134,217	512,939	65,831

Operating loss	(144,456)	(532,304)	(49,819)
Interest income	8,350	17,176	13,952
Interest expense	—	(40)	(193)
Other income (expense), net	31,995	(256)	92

Loss before provision (benefit) for income taxes	(104,111)	(515,424)	(35,968)
Provision (benefit) for income taxes	700	(20,000)	6

Net loss	$(104,811)	$(495,424)	$(35,974)

Basic and diluted net loss per share	$(1.40)	$(6.78)	$(0.92)

Shares used to compute basic and diluted net loss per share	75,105	73,045	38,914

(1)	Excluding $78, $8,580 and $4,206 in amortization of deferred stock compensation for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.
(2)	Excluding $6,787, $39,500 and $6,713 in amortization of deferred stock compensation for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.
(3)	Excluding $136, $3,325 and $1,580 in amortization of deferred stock compensation for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.
(4)	Excluding $1,011, $6,727 and $11,248 in amortization of deferred stock compensation for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	41,939,144	$42	2,578,824	$2	$51,168	$—	$(689)	$—	$(15,510)	$35,013
Issuance of common stock from exercise of options and warrants	—	—	10,439,992	10	8,787	(7,690)	—	—	—	1,107
Issuance of stock in connection with business acquisition	—	—	116,000	—	1,508	—	(1,300)	—	—	208
Issuance of warrants for facility lease	—	—	—	—	279	—	—	—	—	279
Repurchase of common stock	—	—	(500,000)	—	(312)	312	—	—	—	—
Issuance of preferred stock from exercise of warrants	121,140	—	—	—	145	—	—	—	—	145
Conversion of preferred stock into common stock	(42,060,284)	(42)	42,060,284	42	—	—	—	—	—	—
Issuance of common stock	—	—	9,675,000	10	542,398	—	—	—	—	542,408
Deferred compensation	—	—	—	—	48,211	—	(48,211)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	23,747	—	—	23,747
Payments on notes receivable	—	—	—	—	—	97	—	—	—	97
Net loss	—	—	—	—	—	—	—	—	(35,974)	(35,974)
Unrealized gain on marketable equity securities	—	—	—	—	—	—	—	80	—	80

Total comprehensive loss										(35,894)

Balance at December 31, 2000	—	—	64,370,100	64	652,184	(7,281)	(26,453)	80	(51,484)	567,110
Issuance of stock in connection with JCA business acquisition	—	—	10,033,556	10	281,651	—	(56,031)	—	—	225,630
Issuance of stock in connection with Globe Y business acquisition	—	—	1,055,264	1	46,761	—	(2,338)	—	—	44,424
Issuance of common stock from exercise of options	—	—	583,149	1	757	—	—	—	—	758
Payments of notes receivable	—	—	—	—	—	658	—	—	—	658
Repurchase of common stock	—	—	(525,667)	(1)	(807)	808	—	—	—	—
Issuance of stock in connection with employee stock purchase plan	—	—	463,921	1	3,929	—	—	—	—	3,930
Deferred compensation adjustment on terminated employees	—	—	—	—	(8,470)	—	8,470	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	58,132	—	—	58,132
Other compensation charges	—	—	—	—	1,536	—	—	—	—	1,536
Net loss	—	—	—	—	—	—	—	—	(495,424)	(495,424)
Unrealized gain on marketable equity securities	—	—	—	—	—	—	—	1,356	—	1,356

Total comprehensive loss										(494,068)

Balance at December 30, 2001	—	—	75,980,323	76	977,541	(5,815)	(18,220)	1,436	(546,908)	408,110
Issuance of common stock from exercise of options	—	—	369,065	—	236	—	—	—	—	236
Repurchase of common stock from employees	—	—	(16,896)	—	(248)	—	—	—	—	(248)
Payments of notes receivable	—	—	—	—	—	2,527	—	—	—	2,527
Cancellation of notes receivable in exchange for unvested shares	—	—	(328,467)	—	(1,887)	1,887	—	—	—	—
Repurchase of common stock in open market	—	—	(8,248,387)	(8)	(28,666)	—	—	—	—	(28,674)
Issuance of stock in connection with employee stock purchase plan	—	—	742,487	—	2,136	—	—	—	—	2,136
Deferred compensation adjustment on terminated employees	—	—	—	—	(7,662)	—	7,662	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	8,012	—	—	8,012
Other compensation charges	—	—	—	—	55	—	—	—	—	55
Cancellation of restricted stock	—	—	(200,327)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(104,811)	(104,811)
Unrealized loss on marketable equity securities	—	—	—	—	—	—	—	(789)	—	(789)

Total comprehensive loss										(105,600)

Balance at December 29, 2002	—	$—	68,297,798	$68	$941,505	$(1,401)	$(2,546)	$647	$(651,719)	$286,554

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Operating activities
Net loss	$(104,811)	$(495,424)	$(35,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,557	13,393	3,918
Restructuring and impairment charges	48,889	9,494	—
Amortization of goodwill and other intangibles	3,014	54,639	144
Impairment of goodwill and other intangibles	7,692	289,308	—
Acquired in-process research and development	—	13,400	—
Amortization of deferred compensation	8,012	58,132	23,747
Deferred rent	118	320	441
Loss on disposal of assets	359	91	—
Compensation charge	55	—	—
Loss on investment	4,726	3,300	—
Provision (benefit) for income taxes	700	(20,000)	—
Gain from sale of assets related to divestiture	(41,283)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,977	13,270	(10,733)
Inventories	5,006	24,092	(24,168)
Prepaid expenses and other current assets	5,377	(3,924)	(4,441)
Accounts payable	(916)	(21,277)	15,898
Accrued expenses	(5,600)	(2,298)	7,815
Accrued restructuring	16,432	4,956	—
Deferred research and development funding	(1,775)	1,432	93

Net cash used in operating activities	(43,471)	(57,096)	(23,260)

Investing activities
Purchase of available-for-sale investments	(131,556)	(300,738)	(122,038)
Proceeds from sales and maturities of investments	250,454	208,221	—
Acquisition of businesses and related expenses, net of cash acquired	—	(81,693)	—
Acquisition of property, plant and equipment	(1,264)	(52,501)	(51,767)
Proceeds from sale of property, plant and equipment	4,245	729	—
Proceeds from sale of assets related to divestiture	45,000	—	—
(Increase) decrease in investments and other assets	497	(3,769)	(11,132)

Net cash provided by (used in) investing activities	167,376	(229,751)	(184,937)

Financing activities
Payments on equipment loan	(116)	(276)	(252)
Proceeds from issuance of common stock, net of repurchase	2,124	1,754	543,660
Repurchase of common stock in open market	(28,674)	—	—
Proceeds from payment of notes receivable with shareholders	2,527	658	97

Net cash provided by (used in) financing activities	(24,139)	2,136	543,505

Increase (decrease) in cash and cash equivalents	99,766	(284,711)	335,308
Cash and cash equivalents at beginning of period	78,664	363,375	28,067

Cash and cash equivalents at end of period	$178,430	$78,664	$363,375

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$37	$194

Supplemental disclosure of noncash financing and investing activities
Warrant issued to long-term creditor/lessor	$—	$—	$279
Stock issued in business acquisitions	$—	$328,423	$208
Exchange of note receivable for Finisar Corporation common stock	$6,750	$—	$—
Cancellation of notes receivable in exchange for unvested shares	$1,887	$—	$—

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

New Focus, Inc. (the Company) was incorporated in California on April 17, 1990 and reincorporated in Delaware on May 8, 2000. The Company develops and manufactures photonics and microwave solutions for both commercial and research applications. The Company’s product portfolio includes advanced photonics tools, tunable lasers for test and measurement applications, and high-speed radio-frequency (RF) products.

Basis of Presentation

The consolidated financial statements include the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowances for doubtful accounts and warranty-related product returns; inventory write-downs and warranty accrual; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; losses on facility leases and other charges; and accrued liabilities and other reserves. Actual results could differ from these estimates and such differences may be material to the financial statements.

Cash Equivalents and Short-term Investments

The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents, and all investment securities with original maturities of more than three months but less than one year to be short-term investments. The Company’s short-term investments consist primarily of debt securities such as commercial paper, corporate bonds and notes and asset-backed securities. All cash equivalents and short-term investments are classified as available-for-sale. Unrealized holding gains and losses are included in Accumulated Other Comprehensive Income in the accompanying balance sheets. Realized gains and losses are included in other income (expense), net in the statement of operations, and the cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). The Company plans production based on orders received and forecasted demand and maintains a stock of certain of its catalog-based photonics tools products. The Company must order components and build inventories in advance of product shipments. These estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As the Company’s markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by the Company’s customers, there is a risk that the Company will forecast incorrectly and produce excess inventories of particular products. Actual demand will likely differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In 2002 and 2001, the Company incurred charges related to excess

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory write-downs and related order cancellation fees of $1.6 million and $36.6 million, respectively, due to the severe downturn in the telecommunications industry and the Company’s decision to divest of its passive components product line. The excess inventory write-down and related order cancellation fees were calculated in accordance with the Company’s policy, which is based on inventory levels in excess of estimated six-month demand for each specific product. There were no significant write-downs of inventories or related charges during the year ended December 31, 2000.

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

Asset Held For Sale

As a result of difficult conditions within the telecommunications industry, the Company ceased operations at its China manufacturing facility in 2002. Accordingly, this facility is classified as an asset held for sale at December 29, 2002. In conjunction with the ceasing of operations in China, the facility was written down to its estimated net realizable value of $15,675,000. Restructuring and impairment charges in 2002 included $9,678,000 for the write-down of the facility. The Company estimated the net realizable value of its facility in Shenzhen, China based on consultation with real estate brokers located in Shenzhen, China. The Company believes the facility will be sold in fiscal year 2003.

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

Goodwill, other intangible assets and other long-lived assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill, other intangible assets and other long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets. At December 29, 2002 and December 30, 2001, there was no remaining goodwill balance.

Other Assets

Other assets consist primarily of deposits, notes receivable from a former officer (see Note 14—Related Party Transaction), and equity investments.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising costs for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 were approximately $530,000, $838,000 and $611,000.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue at the time of title transfer, with provisions established for estimated product returns and allowances. Revenue on the shipment of evaluation units is deferred until customer acceptance. The Company provides for the estimated cost to repair products under warranty at the time of sale. Warranty claims have not been material to date.

Research and Development

Company-sponsored research and development costs as well as costs related to research and development contracts are expensed as incurred. Total expenditures for research and development in the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 were $22,171,000, $50,762,000 and $27,165,000, respectively. Funding earned under the contractual terms of research and development contracts is netted against research and development costs, which were $1,693,000, $1,938,000 and $774,000 for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively. The funding relates to various arrangements whereby the Company is reimbursed for substantially all of its costs incurred under the related project.

Stock-Based Compensation

The Company has employee stock plans that are described more fully in Note 7—Stockholders’ Equity. The Company has elected to account for its employee stock plans in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees (APB 25). The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined based upon the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting For Stock Issued to Employees (FAS 123). For purposes of FAS 123 pro forma disclosures, the estimated fair value of the stock options (including shares issued under the employee stock purchase plans, collectively the “options”) is amortized to expense over the options’ vesting period (in thousands, except per share amounts):

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net loss as reported	$(104,811)	$(495,424)	$(35,974)
Add: Stock-based employee compensation expense included in reported net loss	8,012	13,292	23,747
Less: Total stock-based employee compensation expense under fair value based method for all awards	(11,273)	(8,941)	(11,784)

Pro forma net loss	$(108,072)	$(491,073)	$(24,011)

Basic and diluted net loss per share—as reported	$(1.40)	$(6.78)	$(0.92)

Basic and diluted net loss per share—pro forma	$(1.44)	$(6.72)	$(0.62)

Excluded from total stock-based employee compensation expense above for the year ended December 30, 2001 is compensation expense associated with restricted shares issued in connection with the Company’s acquisitions of JCA and Globe Y. See Note 7 Stockholders’ Equity for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (loss)

For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company’s comprehensive loss is comprised of its net loss and unrealized holding gains (losses) on marketable equity securities and short-term investments.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for impairment or disposal of long-lived assets and was effective January 1, 2002. FAS 144 supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions relating to the disposal of segments of a business under Accounting Principles Board Opinion No. 30. The adoption of FAS 144 did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring (EITF 94-3). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, FAS No. 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of FAS 146 is dependent on the Company’s activities subsequent to adoption.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for its financial statements included in this Form 10-K. The Company is currently evaluating the effects of FIN 45, however it does not expect that the adoption of FIN 45 will have a material effect on the Company’s financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (FAS 148). FAS 148 amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-K. The Company will continue to account for stock-based compensation under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), using the “intrinsic value” method. Accordingly, the adoption of FAS 148 is not anticipated to have a material effect on the Company’s financial position or results of operations.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Concentration of Revenues and Credit and Other Risks

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

The Company sells its products to customers in the semiconductor, industrial, biomedical, defense and telecommunications industries, as well as commercial, academic and governmental research institutions that engage in advanced research and development activities. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides reserves for potential credit losses, and such losses have been within management’s expectations.

No customer accounted for more than 10% of net revenues for the year ended December 29, 2002. For the year ended December 30, 2001, Agilent Technologies and Alcatel S.A. accounted for 13.4% and 11.3% of net revenues, respectively. For the year ended December 31, 2000, Corvis Corporation, Agilent Technologies and Corning Incorporated accounted for 17.6%, 14.4% and 10.6% of net revenues, respectively.

3.    Fair Value of Financial Instruments

The cost and estimated fair value of the Company’s cash equivalents and short-term investments at December 29, 2002 and December 30, 2001 were as follows (in thousands):

December 29, 2002	Cost	Unrealized Gains	Unrealized Losses	Market Value
Money market fund	$178,430	$—	$—	$178,430
Corporate bonds and notes	10,011	42	—	10,053
Federal agency securities	90,270	605	—	90,875

	$278,711	$647	$—	$279,358

Reported as:
Cash and cash equivalents	$178,430	$—	$—	$178,430
Short-term investments	100,281	647	—	100,928

	$278,711	$647	$—	$279,358

December 30, 2001	Cost	Unrealized Gains	Unrealized Losses	Market Value
Money market fund	$78,664	$—	$—	$78,664
Municipal bonds	1,030	3	—	1,033
Corporate bonds and notes	41,377	679	(36)	42,020
Euro dollar bonds	5,666	57	—	5,723
Federal agency securities	151,482	961	(228)	152,215
Floating rate securities	15,000	—	—	15,000

	$293,219	$1,700	$(264)	$294,655

Reported as:
Cash and cash equivalents	$78,664	$—	$—	$78,664
Short-term investments	214,555	1,700	(264)	215,991

	$293,219	$1,700	$(264)	$294,655

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net losses realized on the sales of short-term investments during the years ended December 29, 2002 and December 30, 2001 were $2,475,000 (of which $2,126,000 related to the sale of Finisar Corporation common stock) and $280,000, respectively. Gains and losses realized on the sale of short-term investments during the year ended December 31, 2000 were immaterial. Net unrealized holding gains of $647,000 and $1,436,000 on cash equivalents and short-term investments were included in Accumulated Other Comprehensive Income in the accompanying balance sheet for the years ended December 29, 2002 and December 30, 2001, respectively.

4.    Commitments and Contingencies

Operating Leases and Restructuring Commitments

As of December 29, 2002, the Company’s principal commitments consisted of obligations outstanding under its restructuring activities (See Note 12—Restructuring Charges), and facility operating leases.

The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates from fiscal year 2004 through fiscal year 2011. The Company’s headquarters facility, which houses manufacturing, research and development and administration, is leased through 2007. Net rent expense for these leases aggregated $4,535,000, $7,333,000 and $3,082,000 for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

Under the terms of a May 2000 facility lease agreement, the Company has provided an irrevocable letter of credit for $4,000,000 as collateral for the performance of the Company’s obligations under the lease.

The Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year End
2003	$5,416
2004	6,108
2005	6,038
2006	6,362
2007	4,138
Thereafter	3,973

Total	$32,035

Included in future minimum lease payments above is approximately $27.9 million related to unoccupied facilities as a result of the Company’s restructuring activities. As of December 29, 2002, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $1.9 million.

Litigation

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and asserted claims against the Company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest,

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. On November 15, 2002 Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the Company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On March 11, 2003, the court granted the Company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim. The court, however, gave the plaintiff thirty days to amend his causes of action. Discovery in this matter is ongoing.

On July 20, 2001, Photonetics, Inc. and Photonetics, S.A. filed a complaint against the Company for patent infringement in the United States District Court for the District of Delaware. Photonetics, Inc. and Photonetics, S.A. claimed that the Company infringed U.S. Patent No. 5,594,744 and sought preliminary and injunctive relief and damages. Photonetics, Inc. and Photonetics, S.A. alleged that the Company’s infringement was willful and sought enhanced damages and attorneys’ fees. The Company filed its answer and counterclaims on September 10, 2001. In the answer, the Company denied infringement of U.S. Patent No. 5,594,744 and asserted that the patent was invalid and unenforceable. In a declaratory judgment counterclaim, the Company claimed that U.S. Patent No. 5,594,744 is invalid, unenforceable and not infringed. The Company also counterclaimed for patent infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and sought preliminary and injunctive relief and damages. Additionally, the Company claimed that Photonetics, Inc. and Photonetics, S.A.’s infringement of the patents was willful and sought enhanced damages and attorneys’ fees. On October 9, 2001, Photonetics, Inc. and Photonetics, S.A. filed its reply to the Company’s counterclaims. Photonetics, Inc. and Photonetics, S.A. denied infringement of U.S. Patent Nos. 5,995,521 and 5,319,668 and alleged that the patents were invalid. On January 7, 2003, the parties settled their claims and counterclaims. Under the terms of the settlement, the Company has obtained a license to two patents held by Photonetics and Photonetics has obtained a license to two patents held by the Company. The settlement did not have a material effect on the Company’s results of operations or financial condition.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the Company and several of its officers and directors (the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in the Company’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The amended complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the Company and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions,

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discovery, and related matters other than trial. On or about July 15, 2002, defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against New Focus.

On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including William L. Potts, Jr., the Company’s Chief Financial Officer. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of the Company’s common stock. As against Mr. Potts, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of the Company’s common stock.

An unfavorable resolution of any of the foregoing lawsuits could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, the Company is subject to various claims that arise in the normal course of business.

5.    Employee Benefit Plan

The Company sponsors a 401(k) Plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company matches employee contributions at 25%, up to $2,000 per year. The Company made 25% matching contributions of participants’ salary deferrals in each period and recognized costs of $505,000, $645,000 and $327,000 related to this plan in the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

6.    Income Taxes

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Current:
Federal	$—	$400	$—
State		10	6
Foreign	700	190	—

	700	600	6

Deferred:
Federal	—	(18,975)	—
State	—	(1,625)	—

	—	(20,600)	—

	$700	$(20,000)	$6

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The difference between the provision (benefit) for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to loss before provision for income taxes is explained below (in thousands):

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Tax benefit at federal statutory rate	$(35,630)	$(175,246)	$(12,232)
Loss for which no tax benefit is currently recognizable	30,872	36,822	7,013
Foreign losses with no current benefit	4,656	9,210	5,219
Current foreign taxes	700	—	—
Goodwill impairment and amortization	—	103,817	—
In-process research and development	—	4,556	—
Other	102	841	6

Total provision (benefit)	$700	$(20,000)	$6

Pretax loss from foreign operations was approximately $13,690,000, $27,090,000 and $15,350,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 29, 2002	December 30, 2001
Deferred tax liabilities:
Stock option compensation	$(930)	$(4,940)
Purchased intangibles	(350)	(4,610)

	(1,280)	(9,550)
Deferred tax assets:
Net operating loss carryforwards	59,620	37,710
Tax credit carryforwards	9,940	8,150
Inventory valuation	3,540	7,360
Accruals and reserves	12,410	2,470
Capitalized research and development	3,900	3,800
Other individually immaterial items	(120)	3,040

Gross deferred tax assets	89,290	62,530
Valuation allowance	(88,010)	(52,980)

Net deferred tax assets	1,280	9,550

	$—	$—

The valuation allowance increased by $35,030,000, $35,640,000 and $10,262,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000.

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2002 the Company had federal and state net operating loss carryforwards of approximately $174,200,000 and $60,480,000, respectively, for tax purposes. As of December 29, 2002, the Company also had federal and state research and development tax credit carryforwards of approximately $5,890,000 and $4,580,000, respectively, available to offset future taxable income. The net operating loss and federal tax credit carryforwards will expire at various dates beginning in 2004 through 2022, if not utilized.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization.

7.    Stockholders’ Equity

Reincorporation in Delaware

On May 8, 2000, the Company reincorporated in the state of Delaware. The par value of the preferred and common stock is $0.001 per share. The Company’s Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock and 250,000,000 shares of common stock. The Board of Directors has the authority to fix or alter the designations, powers, preferences, and rights of the shares of preferred stock.

Stock Option Plans

Under its 1990 Incentive Stock Option Plan, the Company may grant incentive stock options and nonstatutory stock options to employees, directors, and consultants. Under its 1998 and 1999 Stock Plans, the Company may grant options and stock purchase rights to employees and consultants provided that incentive stock options may only be granted to employees. Options may be granted to purchase common stock at an exercise price of not less than 100% of the fair value of the stock at the date of grant as determined by the Board of Directors. Generally, options vest over five years and expire after ten years. The normal vesting schedule for options includes an initial vesting equal to 20% of the underlying shares after the first year of service and monthly vesting of the remaining shares over the next four years.

In February 2000, the Board of Directors adopted the 2000 Stock Plan (2000 Plan), which was approved by the stockholders in April 2000. The 2000 Plan provides for the grant of stock options to purchase shares of common stock to employees, directors and consultants. A total of 1,000,000 shares of common stock were reserved for issuance plus any shares reserved for issuance under the 1998 and 1999 Stock Plans and any shares returned to the 1998 and 1999 Stock Plans. The number of shares of common stock reserved for issuance increases annually beginning in fiscal year 2001 by an amount equal to the lesser of six percent of the outstanding shares of common stock on the first day of the year, 9,000,000 shares, or a lesser amount as determined by the Company’s board of directors.

In February 2000, the Board of Directors adopted the 2000 Director Option Plan (Directors’ Plan), which was approved by the stockholders in April 2000, to provide for the automatic grant of options to purchase shares of common stock to non-employee directors who are not employees or consultants of the Company’s affiliates. The Directors’ Plan is administered by the Board of Directors, and may be delegated to a committee. A total of 200,000 shares of common stock were reserved for issuance. The Director’s Plan generally provides for an automatic initial grant of an option to purchase 25,000 shares of common stock to each non-employee director on the date when the person first becomes a non-employee director on, or after the closing of the initial public offering, whether through election by the Company’s stockholders or appointment by the Company’s Board of Directors to fill a vacancy. In addition, upon the date of each annual stockholders’ meeting subsequent to the date

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of each non-employee director’s initial grant under the directors’ plan, each person who is then serving as a non-employee director automatically shall be granted an option to purchase 5,000 shares of common stock.

In June 2001, the Board of Directors adopted the 2001 Stock Plan (2001 Plan). The 2001 Plan provides for the grant of nonstatutory stock options, stock purchase rights, stock appreciation rights and restricted stock to employees and consultants. Officers and directors of the Company are not eligible to receive grants under the 2001 Plan. A total of 100,000 shares of common stock were reserved for issuance.

The following table summarizes activity under all stock option plans:

	Options Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 1999	5,882,000	8,439,000	$0.45
Authorized	1,200,000	—	—
Granted	(7,389,000)	7,389,000	$15.86
Exercised	—	(9,501,000)	$0.92
Canceled	847,000	(847,000)	$1.63
Repurchased	500,000	—	$0.63

Balance at December 31, 2000	1,040,000	5,480,000	$20.23
Authorized	3,862,000	—	—
Granted	(5,234,000)	5,234,000	$16.97
Exercised	—	(583,000)	$1.30
Cancelled	3,647,000	(3,647,000)	$43.23
Repurchased	526,000	—	$1.54

Balance at December 30, 2001	3,841,000	6,484,000	$6.38
Authorized	5,158,000	—	—
Granted	(7,000,000)	7,000,000	$3.48
Exercised	—	(369,000)	$0.64
Cancelled	5,001,000	(5,001,000)	$6.20
Repurchased	328,000	—	$5.74

Balance at December 29, 2002	7,328,000	8,114,000	$4.25

Options exercisable at December 31, 2000		711,000	$0.89

Options exercisable at December 30, 2001		1,494,000	$5.75

Options exercisable at December 29, 2002		2,878,000	$5.15

The weighted average fair value of options granted in the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $3.31, $15.85 and $14.99, respectively. Options to purchase approximately 240,000 shares that were outstanding at December 29, 2002 expired on January 2, 2003 (see “Stock Option Exchange Program”).

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes option information relating to outstanding options under the plans as of December 29, 2002:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.125–$2.70	960,000	6.37 years	$0.90	633,000	$0.66
$2.79–$2.81	1,215,000	9.72 years	$2.79	54,000	$2.79
$2.83	1,000,000	9.61 years	$2.83	133,000	$2.83
$2.90–$3.68	285,000	9.50 years	$2.98	8,000	$3.09
$3.70–$3.81	944,000	8.87 years	$3.70	470,000	$3.71
$3.89	2,070,000	9.01 years	$3.89	697,000	$3.89
$3.99–$100.375	1,640,000	6.75 years	$9.15	883,000	$10.65

$0.125–$100.375	8,114,000	8.42 years	$4.25	2,878,000	$5.15

In addition, non-plan options to purchase 800,000 shares of common stock at an exercise price of $0.0025 per share were granted to the Company’s founder and then-Chairman of the Board in fiscal year 1991. These options were exercised during the year ended December 31, 2000.

Stock Option Exchange Program

On June 1, 2001, the Company announced a voluntary stock option exchange program for eligible employees. Under the program, New Focus employees who held stock options granted between June 1, 2000 and February 28, 2001 were given the opportunity, if they chose, to cancel those outstanding stock options in exchange for an equal number of replacement options to be granted at two future dates. The elections to cancel options were effective on June 29, 2001. The exchange resulted in the voluntary cancellation of options to purchase 2,321,000 shares of common stock with exercise prices ranging from $20.3125 to $138.0625 per share in exchange for the same number of replacement options. In addition, supplemental options to purchase 309,000 shares of common stock with exercise prices of $27.00 per share were cancelled and no replacement options were granted. The replacement options were granted under the Company’s 2000 Stock Plan as follows: (i) 30% of the aggregate number of shares subject to the cancelled options were granted on July 2, 2001 (the “First New Options”), and (ii) the remaining 70% of the aggregate number of shares subject to the cancelled options were granted on January 3, 2002 (the “Second New Options”). Members of the Company’s Board of Directors were not eligible to participate in the program. Employees who terminated prior to the Second New Options grant were not eligible to receive the Second New Options.

The First New Options to purchase a total of 696,000 shares of common stock were granted on July 2, 2001 at an exercise price of $8.25 per share, which was the closing fair market value of the Company’s common stock on June 29, 2001. The First New Options vested ratably over twelve (12) months and expired on January 2, 2003. None of the First New Options were exercised prior to their expiration. The Second New Options to purchase a total of 1,508,000 shares of common stock were granted on January 3, 2002 at an exercise price of $3.89 per share, which was the closing fair market value of the Company’s common stock on January 2, 2002. The Second New Options vest ratably over 48 months and will expire ten years after the grant date.

The First New Options resulted in variable accounting treatment for approximately 768,000 shares, which included 696,000 shares granted under the exchange offer and 72,000 shares that were subject to the exchange offer but were not exchanged. No compensation expense was recognized in fiscal year 2002 or 2001, as the

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of the First New Options exceeded the fair market value of the Company’s common stock. At December 29, 2002, approximately 243,000 shares were outstanding under options subject to variable accounting treatment. On January 3, 2003, options to purchase approximately 240,000 of these shares expired and were cancelled, leaving options to purchase approximately 3,000 shares subject to variable accounting treatment. The Second New Options are not subject to variable accounting, as they were granted at least six months and one day after cancellation of the initial stock options.

Notes Receivable from Stockholders

During the year ended December 31, 2000, the Company made full recourse loans aggregating approximately $8,800,000 to certain employees in connection with their purchase of shares of common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. The notes bear no interest but interest is imputed and reported annually as compensation on the employee’s W-2. All unvested shares purchased by employees are subject to repurchase by the Company at the original exercise price if the employee’s employment is terminated. At December 29, 2002 and December 30, 2001, the balance outstanding under these notes was $1,540,000 and $6,874,000, respectively, of which $1,401,000 and $5,815,000, respectively, related to the exercise of stock options and was included in stockholders’ equity. The remaining balance relates to the tax liability associated with the stock option exercise and has been included in “Other Assets”.

Deferred Compensation

During the year ended December 30, 2001, the Company recorded aggregate deferred compensation of $58,369,000 primarily associated with the issuance of restricted stock subject to forfeiture in connection with the acquisitions of JCA and Globe Y. During the year ended December 31, 2000, the Company recorded aggregate deferred compensation of $48,211,000 representing the difference between the exercise price of stock options granted and the then deemed fair value of the Company’s common stock. No deferred compensation was recorded during the year ended December 29, 2002. These amounts are being amortized as charges to operations, using the graded method, over the vesting periods of the individual stock options, generally five years. Under the graded method, approximately 51.53%, 24.62%, 14.16%, 7.37% and 2.32%, respectively, of each option’s compensation expense is recognized in each of the five years following the date of grant. Upon termination of an employee, the amortization method for that employee reverts to straight-line and the excess compensation expense recorded under the graded method is reversed. For the year ended December 29, 2002, the Company reversed $6,285,000 of excess compensation expense related to terminated employees. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, the Company amortized deferred compensation, net of reversals, of $8,012,000, $58,132,00 and $23,747,000, respectively.

Pro Forma Disclosure of the Effect of Stock-Based Compensation

The Company uses the intrinsic value method in accounting for its employee stock options (including shares issued under employee stock purchase plans, collectively the “options”) because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, there is no compensation expense recognized.

Pro forma information regarding net loss, assuming the Company had accounted for its employee stock options granted during the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the fair value method, was estimated at the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000	Year Ended December 29, 2002	Year Ended December 30, 2001	Year Ended December 31, 2000
Risk-free interest rate	4.4%	4.9%	5.6%	4.4%	4.4%	4.7%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	119.0%	138.0%	70.7%	119.0%	129.9%	145.8%
Expected option life	7.5 years	7.5 years	7.6 years	0.50 years	0.72 years	0.85 years

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period under the graded method.

Employee Stock Purchase Plan

In February 2000, the Company’s Board of Directors approved the 2000 Employee Stock Purchase Plan (Purchase Plan), which was approved by the Company’s stockholders in April 2000. A total of 1,000,000 shares of common stock were initially reserved for issuance. The number of shares of common stock reserved for issuance increases annually by an amount equal to the lesser of 1,000,000 shares, 1.25% of the outstanding shares on that date, or an amount determined by the Company’s board of directors. Accordingly, in fiscal year 2002 an additional 754,000 shares were made available for issuance. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 24 months except for the first purchase period for which the offering period will be no more than 27 months. Under the Purchase Plan, participating employees may choose to have up to 15% of their annual base pay plus commissions withheld to purchase the Company’s common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. During the year ended December 29, 2002, 742,000 shares were issued under the Purchase Plan at an average price of approximately $2.88 per share. During the year ended December 30, 2001, 464,000 shares were issued under the Purchase Plan at an average price of approximately $8.47 per share.

Warrants

During the year ended December 31, 2000, the Company issued to a facility lessor a two-year warrant to purchase 30,000 shares of the Company’s common stock with an exercise price of $20.00 per share. The warrant was non-forfeitable and immediately exercisable. The fair value of the warrant was determined to be $279,000 using the Black-Scholes method and the following assumptions: expected life 2 years, exercise price $20.00, stock price on date of grant $20.00, expected dividend yield of 0%, risk free interest rate of 6%, and expected volatility 80%. This amount was capitalized and was being amortized over the life of the facility lease. In the third quarter of 2002, the Company expensed the remaining unamortized portion as part of its restructuring charges incurred in connection with closing and consolidating the Company’s San Jose facilities (see Note 12 Restructuring Charges). The warrant expired during the year ended December 29, 2002.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

Common stock reserved for future issuance is as follows:

December 29, 2002
Stock option plan:
Outstanding options	8,114,000
Reserved for future grants	7,328,000

15,442,000
Employee Stock Purchase Plan	1,548,000

16,990,000

8.    Segments of an Enterprise and Related Information

The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of photonics and microwave solutions for commercial and research applications. The Company evaluates performance and allocates resources based on consolidated revenues and overall profitability.

Geographic information for fiscal years 2002, 2001 and 2000 is presented below. Revenues are attributed to countries based on the location of customers.

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Geographic information
Revenues
United States	$22,303	$59,566	$55,716
Asia	3,138	5,744	2,484
Europe	7,947	27,329	22,158

Consolidated total revenues	$33,388	$92,639	$80,358

9.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less outstanding nonvested shares. Outstanding nonvested shares are not included in the computation of basic net loss per share until the time-based vesting restrictions have lapsed.

	Year Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands, except per share amounts)

Net loss (numerator)	$(104,811)	$(495,424)	$(35,974)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	75,837	75,175	42,692
Less shares subject to repurchase	(732)	(2,130)	(3,778)

Denominator for basic and diluted net loss per share	75,105	73,045	38,914

Basic and diluted net loss per share	$(1.40)	$(6.78)	$(0.92)

At December 29, 2002, approximately 459,000 shares were subject to repurchase at a weighted average price of $1.22.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has excluded the effect of all convertible preferred stock, common shares subject to repurchase, warrants for convertible preferred stock and common stock and outstanding stock options from the calculation of historical diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of historical diluted net loss per share was 8,114,000, 6,518,000 and 5,510,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

10.    Business Acquisitions

Acquisition of JCA Technology, Inc.

On January 16, 2001, the Company acquired JCA Technology, Inc. (JCA), a privately held designer and manufacturer of fiber-optic products for modulators, for a total purchase price of approximately $311.5 million in a transaction accounted for as a purchase. The Company paid $75.0 million in cash and exchanged approximately 7,954,000 shares of common stock with a combined total fair value of $303.4 million for all of the outstanding stock of JCA. In addition, the Company issued approximately 2,079,000 shares of restricted stock subject to forfeiture. The common stock was valued using the Company’s average stock price for the seven-day period ending December 27, 2000. The average price was $28.71. Direct transaction costs related to the acquisition were approximately $8.1 million. In addition, the Company recorded $56.0 million of unearned compensation related to approximately 1,951,000 shares of restricted stock. Vesting for the remaining 128,096 shares of restricted stock was contingent upon meeting certain fiscal year 2001 operating objectives. These contingent shares were forfeited in September 2001 when the operating objectives were not met. Approximately 85,000 shares of the restricted stock were forfeited prior to vesting due to employee terminations. As of December 29, 2002, approximately 789,000 shares of the restricted stock remained subject to forfeiture. These shares were fully earned by February 2, 2003.

The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of JCA subsequent to January 16, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired and in-process research and development based on their estimated fair values as determined by an independent appraisal. The purchase price allocation was as follows (in thousands):

Tangible net assets acquired	$6,660
Intangible assets acquired:
Current technology	31,300
Customer base	4,000
Workforce	3,560
In-process research and development	13,400
Goodwill	267,777
Net deferred tax liability	(15,200)

Total purchase price allocation	$311,497

Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued expenses and a note payable. Intangible assets acquired and goodwill were each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (see Note 11—Impairment of Goodwill). In-process research and development, which had not reached technological feasibility and therefore had no alternative future use, was expensed during 2001. In conjunction with the Company’s decision to cease development of next-generation RF products for telecom applications, the acquired in-process research and development activities had been discontinued by the middle of 2002.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Globe Y subsequent to February 15, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired based on their estimated fair values as determined by an independent appraisal. The purchase price allocation is as follows (in thousands):

Tangible net assets acquired	$1,577
Intangible assets acquired:
Current technology	7,100
Customer base	2,400
Non-complete agreement and workforce	1,960
Goodwill	37,567
Deferred tax liability	(5,381)

Total purchase price allocation	$45,223

Tangible net assets acquired included cash, accounts receivable, inventories and fixed assets. Liabilities assumed principally included accounts payable, accrued expenses, income taxes payable and customer deposits. Intangible assets acquired and goodwill were each being amortized on a straight-line basis over estimated useful lives ranging from two to four years (See Note 11—Impairment of Goodwill).

Unaudited Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisitions of JCA and Globe Y had occurred at the beginning of fiscal year 2000. The pro forma 2001 and 2000 results of operations combine the consolidated results of operations of the Company, excluding the charge for in-process research and development attributable to JCA, for the years ended December 30, 2001 and December 31, 2000 with the historical results of operations of JCA and Globe Y for the years ended December 31, 2001 and December 31, 2000, respectively. The unaudited pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of the beginning of fiscal year 2000 or of results which may occur in the future.

	Year Ended
	December 30, 2001	December 31, 2000
	(In thousands, except per share amounts)
Revenues	$94,241	$108,057
Net loss	$(451,011)	$(164,080)
Net loss per share	$(5.45)	$(3.41)

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other

On February 28, 2000, the Company issued 116,000 shares of the Company’s common stock in connection with a business acquisition. A shareholder/employee of the acquired company received 100,000 of the shares, which vest 20% after one year and 1/60 each month thereafter provided the shareholder/employee is an employee of the Company. The unvested shares are subject to repurchase by the Company at $5.00 per share if the employee is terminated. Under Emerging Issues Task Force No. 95-8, “Accounting for Contingent Consideration Paid to Shareholders of an Acquired Enterprise in a Purchase Business Combination,” this arrangement is, in substance, compensation for post-combination services rather than additional purchase price. The $1,300,000 value of the 100,000 shares issued was recorded in deferred compensation and is being amortized into expenses over the vesting period. The purchase price of $208,000, which is the fair market value of the remaining 16,000 shares resulted in goodwill. The acquisition was accounted for under the purchase method. In November 2001, upon the employee’s termination of employment, the Company repurchased 16,897 unvested shares at $5.00 per share.

11.    Impairment of Goodwill

Pursuant to accounting rules, the majority of the goodwill associated with the business acquisitions of JCA and Globe Y was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and intangible assets are generally evaluated for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values based on the expected discounted future cash flows attributable to the assets.

In 2001, due to the circumstances created by the significant downturn in the telecommunications market, the Company recorded impairment charges against goodwill and other intangible assets associated with its acquisitions of JCA and Globe Y. The downturn negatively affected the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. An independent appraiser calculated the impairment charge by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. The impairment charges resulted in a $289.3 million write-down of goodwill and other intangible assets for fiscal year 2001. At December 30, 2001, there was no remaining goodwill balance associated with the acquisitions of JCA and Globe Y, and net other intangible assets totaled $12.3 million.

In 2002, the Company determined that it would discontinue new product development for certain high-speed radio-frequency products manufactured by JCA. As a result of this decision the Company expected that revenues from JCA’s telecom products would further decline. In addition, due to the continuing downturn in the telecommunications market, the Company expected that revenues from Globe Y products would be negligible and the Company made the decision to close the operations of Globe Y in August. In accordance with the Company’s policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. The Company calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles in fiscal year

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002. As of December 29, 2002, the Company had $1.4 million remaining in an acquired intangibles related to the acquisition of JCA and no remaining acquired intangibles related to the acquisition of Globe Y.

The remaining intangible asset is being amortized using the straight-line method over its estimated useful life of approximately four years. The components of intangible assets are as follows (in thousands):

	December 29, 2002	December 30, 2001
Developed technology	$2,759	$19,264
Customer base	—	2,877
Non-compete agreement and workforce	—	3,076
Other intangibles	—	777

Total intangibles assets	2,759	25,994
Less: accumulated amortization	(1,365)	(13,700)

	$1,394	$12,294

In accordance with FAS 142, the Company is required to disclose its historical results of operations as though the accounting for goodwill and intangible assets was consistent for all periods presented. Because the Company’s goodwill arose during 2001 and would have been written off in its entirety in 2001 under both FAS 142 and prior accounting guidance, no difference to the Company’s historical financial results would have resulted from the retroactive adoption of FAS 142.

12.    Restructuring Charges

In 2002, the Company recorded restructuring and impairment charges totaling $72.2 million for actions taken to resize the Company’s operations as a result of a continuing decline in demand for its products as well as the general decline in the telecommunications industry. These restructuring activities included divesting the Company’s operations related to the manufacturing of passive optical components, including ceasing operations at its 243,000 square foot manufacturing facility in Shenzhen, China; discontinuing the Company’s new product development of certain high-speed RF products for next-generation telecommunications applications, including reducing its Wisconsin-based engineering staff, decreasing the square footage occupied under its Wisconsin facility lease and implementing additional workforce reductions in California; and closing and consolidating the Company’s remaining 130,000 square foot facility in San Jose, California into its smaller San Jose facility. The restructuring and asset impairment charges included approximately $44.3 million for the write-down of assets, approximately $22.9 million related to facility closure costs and approximately $5.0 million for severance costs associated with the termination of 460 employees. Non-cash items included in the restructuring charge totaled $44.3 million. As of December 29, 2002, approximately $21.4 million in accrued restructuring costs, consisting of approximately $700,000 for severance and approximately $20.7 million for facility closure costs, remained in current and long-term liabilities. The Company had approximately 250 employees in December 2002, down from approximately 900 employees in December 2001.

In 2001, the Company recorded restructuring charges totaling $17.8 million for plans to resize the Company’s operations as a result of a decline in demand for its products. These restructuring activities included closing and consolidating the Company’s older Santa Clara, California facility and its smaller Shenzhen, China production facility into larger, existing facilities in San Jose and Shenzhen, respectively, and the anticipated subleasing of a previously unoccupied facility in Camarillo, California. Restructuring activities also included the planned closing of the Company’s remaining manufacturing site in Camarillo, California in the early part of the

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third quarter of 2002 and the transfer of production from this operation to other facilities. Additionally, the Company reduced its workforce in its U.S. and China operations through reduction in force programs and attrition by approximately 1,200 employees from a peak of approximately 2,100 in February 2001 to approximately 900 employees in December 2001. The restructuring charges included $7.1 million for severance costs covering approximately 910 employees (including approximately 160 employees associated with the planned closing of the Camarillo facility in 2002), $8.1 million for the write-down of the net book value of impaired leasehold improvements and equipment, and $2.6 million for facility closure costs. Non-cash items included in the restructuring charges totaled $9.5 million. As of December 30, 2001, $5.0 million in accrued restructuring costs, consisting of $1.9 million for facility closure costs and $3.1 million for severance costs, remained in current liabilities.

The table below summarizes the Company’s restructuring activities (in thousands):

	Beginning Balance December 30, 2001	Provision Year Ended December 29, 2002	Cash Payments	Non-cash Charges	Provision Balance as of December 29, 2002
Restructuring activities:
Workforce reduction severance	$3,058	$5,066	$(7,448)	$—	$676
Facility closure	1,898	22,873	(4,059)	—	20,712
Leasehold improvements and equipment	—	44,294	—	(44,294)	—

Restructuring charges	$4,956	$72,233	$(11,507)	$(44,294)	$21,388

	Beginning Balance December 31, 2000	Provision Year Ended December 30, 2001	Cash Payments	Non-cash Charges	Provision Balance as of December 30, 2001
Restructuring activities:
Workforce reduction severance	$—	$7,096	$(2,637)	$(1,401)	$3,058
Facility closure	—	2,581	(683)	—	1,898
Leasehold improvements and equipment	—	8,093	—	(8,093)	—

Restructuring charges	$—	$17,770	$(3,320)	$(9,494)	$4,956

13.    Divestitures

On April 24, 2002, the Company announced the sale of its passive component product line to Finisar Corporation. Under the terms of the agreement, Finisar acquired the physical assets and intellectual property associated with this product line. The physical assets included development and production equipment as well as certain raw material and finished goods inventories. New Focus assigned to Finisar the intellectual property rights to fifty-one pending and issued patents, the Company’s proprietary know-how, and certain trademarks associated with this product line. New Focus retained exclusive rights for use of this intellectual property outside the field of fiber-optic communications. Finisar granted to New Focus the ability to resell these passive component products through New Focus’ photonics tools catalog, website and related sales and marketing channels. Additionally, as part of the transaction, Finisar employed certain key personnel from New Focus associated with this product line.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Focus will receive consideration of approximately $12.15 million under the terms of the agreement. New Focus received initial consideration of approximately $6.75 million in the form of a note receivable from Finisar payable in August 2002 in either Finisar common stock or cash. In settlement of this note, New Focus received 4,027,446 shares of Finisar common stock based on the $1.676 per share average closing price of Finisar common stock for the ten trading days ending August 7, 2002. The Company sold all of the Finisar shares and recognized a loss of $2.1 million for the year ended December 29, 2002. New Focus will also receive cash royalty payments that are subject to guaranteed minimum payments totaling $5.4 million payable in annual installments of $1.4 million, $2.0 million and $2.0 million in the third quarter of 2003, 2004 and 2005, respectively. The royalty payments are based on a percentage of the sales of all products that utilize the transferred technology and will be recognized as income as payments are received. Under the terms of the agreement, Finisar also has the right to purchase prior to July 1, 2003 certain product inventories for an additional payment of $600,000.

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

14.    Related Party Transaction

On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was the Company’s president and chief executive officer and a member of the Company’s board of directors at the time these loan agreements were executed. The principal amount of approximately $2.1 million on the first note plus the accrued interest on this note was paid by the scheduled maturity date of June 30, 2002. The second note in the principal amount of approximately $5.9 million currently bears interest at the per annum rate of 9.99% compounded annually and is secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick also had a note in the principal amount of approximately $1.3 million issued to the Company in connection with the exercise of stock options, which was repaid in accordance with its terms in March 2002. The principal amount of this note is included in the totals under “Notes Receivable from Stockholders” in Note 7 Stockholders’ Equity above.

Mr. Westrick resigned as the Company’s president and chief executive officer and as a member of the Company’s board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the Company entered into a Separation and Release Agreement. The agreement extended the due date of the $5.9 million note to June 30, 2004 from June 30, 2002. Additionally, the Company accelerated unvested options to purchase 633,333 shares of the Company’s common stock and agreed to pay the equivalent of eighteen months of compensation to Mr. Westrick. The Company recorded a charge of approximately $2.3 million related to the acceleration of stock option vesting and payment of compensation, which was included in “Restructuring and other charges” in its statement of operations for fiscal year 2001.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal and accrued interest on the $5.9 million note receivable totaled $6.4 million through the end of the second quarter of 2002. Based on declines in the value of Mr. Westrick’s assets, the Company recorded an impairment charge of $4.7 million during the third quarter of 2002. The Company stopped accruing interest on Mr. Westrick’s note for financial reporting purposes beginning in the third quarter of 2002. The Company has not forgiven or modified the terms of the note receivable.

15.    Stockholder Rights Agreement

On July 26, 2001, the Company’s Board of Directors approved a Stockholder Rights Agreement under which the Company declared a dividend of one right for each share of common stock outstanding. Prior to the Distribution Date referred to below, the rights will be evidenced by and trade with the certificates for the common stock. After the Distribution Date, the Company will mail rights certificates to the stockholders and the Rights will become transferable apart from the common stock. Rights will separate from the common stock and become exercisable following (a) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or (b) the tenth business day (or such later date as may be determined by a majority of the Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. After the Distribution Date, each right will entitle the holder to purchase for $40.00 a fraction of a share of the Company’s preferred stock with economic terms similar to that of one share of the Company’s common stock.

16.    Subsequent Events

In January and February 2003, the Company repurchased approximately 4.85 million shares of its common stock at a cost of approximately $16.5 million. Shares repurchased subsequent to December 29, 2002 represented approximately 6% of the weighted average shares outstanding at December 29, 2002.

(a) 2.  Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance For Doubtful Accounts and Sales Returns (in thousands):

	Balances at Beginning of Period	Additions (Deductions)— Charged (Credited) to Costs and Expenses	Deductions— Write-Offs	Balances at End of Period
Year ended December 31, 2000	$160	$1,258	$(28)	$1,390
Year ended December 30, 2001	$1,390	$482	$(24)	$1,848
Year ended December 29, 2002	$1,848	$(1,148)	$(148)	$552

Schedules other than that listed above have been omitted since they are not required or are not applicable or the required information is shown in the financial statements or related notes.

(a) 3.  Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Bylaws of the Registrant, as amended.

4.1(1)	Form of stock certificates.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	2000 Director Option Plan and form of agreement thereunder.

10.5(3)	2001 Stock Plan.

10.6(1)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.7(1)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.8(1)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.9(4)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.10(5)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.11(5)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.12(6)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.13(7)	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.14(7)	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.15(7)	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

10.16(8)	Severance Agreement and Release by and between Registrant and Peter Hansen, effective as of September 27, 2002.

10.17(9)	Severance Agreement and Release by and between Registrant and Elaine Fortier, dated June 23, 2002.

10.18(8)	Reimbursement Agreement by and between Registrant and Dr. Timothy Day, dated as of October 1, 2002.

10.19	Employment Agreement by and between Registrant and Nicola Pignati, dated as of August 28, 2002, as amended March 18, 2003.

10.20(10)	Form of Stock Option Agreement entered into by and between Registrant and Nicola Pignati as of August 28, 2002.

10.21(10)	Form of Stock Option Agreement entered into by and between Registrant and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002.

10.22(8)	Amendment to Non-statutory Stock Option Agreement by and between Registrant and R. Clark Harris, dated as of October 10, 2002.

13.1(11)	Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit Number	Description

24.1	Power of Attorney (See page 74).

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S- 1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(2)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 18, 2002. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002.
(4)	Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 18, 2000.
(5)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
(9)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(10)	Such form of agreement corrects and replaces the form filed with our report on Form 10-Q for the quarter ended September 30, 2002.
(11)	To be filed with the Securities and Exchange Commission no later than 120 days after the end of Registrant’s 2002 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 19th day of March 2003.

NEW FOCUS, INC.

By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nicola Pignati and William L. Potts, Jr. and each of them, his attorneys-in-fact, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NICOLA PIGNATI Nicola Pignati	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2003

/s/ WILLIAM L. POTTS, JR. William L. Potts, Jr.	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 19, 2003

/s/ DR. PETER F. BORDUI Dr. Peter F. Bordui	Director	March 19, 2003

/s/ JOHN DEXHEIMER John Dexheimer	Director	March 19, 2003

/s/ DR. WINSTON FU Dr. Winston Fu	Director	March 19, 2003

/s/ DON G. HALLACY Don G. Hallacy	Director	March 19, 2003

Certifications

I, Nicola Pignati, President and Chief Executive Officer of New Focus, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of New Focus, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

Certifications

I, William L. Potts, Jr., Chief Financial Officer and Secretary of New Focus, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of New Focus, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Bylaws of the Registrant, as amended.

4.1(1)	Form of stock certificates.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	2000 Director Option Plan and form of agreement thereunder.

10.5(3)	2001 Stock Plan.

10.6(1)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.7(1)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.8(1)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.9(4)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.10(5)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.11(5)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.12(6)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.13(7)	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.14(7)	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.15(7)	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

10.16(8)	Severance Agreement and Release by and between Registrant and Peter Hansen, effective as of September 27, 2002.

10.17(9)	Severance Agreement and Release by and between Registrant and Elaine Fortier, dated June 23, 2002.

10.18(8)	Reimbursement Agreement by and between Registrant and Dr. Timothy Day, dated as of October 1, 2002.

10.19	Employment Agreement by and between Registrant and Nicola Pignati, dated as of August 28, 2002, as amended March 18, 2003.

10.20(10)	Form of Stock Option Agreement entered into by and between Registrant and Nicola Pignati as of August 28, 2002.

10.21(10)	Form of Stock Option Agreement entered into by and between Registrant and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002.

10.22(8)	Amendment to Non-statutory Stock Option Agreement by and between Registrant and R. Clark Harris, dated as of October 10, 2002.

13.1(11)	Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (See page 74).

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S- 1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(2)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 18, 2002. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002.
(4)	Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 18, 2000.
(5)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
(9)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(10)	Such form of agreement corrects and replaces the form filed with our report on Form 10-Q for the quarter ended September 30, 2002.
(11)	To be filed with the Securities and Exchange Commission no later than 120 days after the end of Registrant’s 2002 fiscal year.