Form 10-Q
period 2003-03-30
NEW FOCUS INC
filed 2003-05-09
CIK 1090215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

Commission File Number 0-29811

NEW FOCUS, INC.

(Exact Name of Registrant as Specified in its Charter)

Incorporated in the State of Delaware

I.R.S. Employer Identification Number 33-0404910

2584 Junction Avenue, San Jose, California 95134-1902

Telephone: (408) 919-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

On April 30, 2003, 63,622,727 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I.    FINANCIAL STATEMENTS

Item 1.    Consolidated Financial Statements (Unaudited)

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2003	December 29, 2002
	(unaudited)	(see note)
ASSETS
Current Assets:
Cash and cash equivalents	$166,534	$178,430
Short-term investments	91,036	100,928
Trade accounts receivable, less allowances of $787 in 2003 and $552 in 2002	3,082	3,048
Inventories:
Raw materials	1,307	1,597
Work in progress	614	356
Finished goods	1,361	1,169

Total inventories	3,282	3,122
Prepaid expenses and other current assets	1,656	3,480

Total current assets	265,590	289,008
Property, plant and equipment:
Asset held for sale	15,675	15,675
Manufacturing and development equipment	7,392	7,727
Computer software and equipment	4,327	4,303
Office equipment	985	984
Leasehold improvements	1,976	1,903

	30,355	30,592
Less allowances for depreciation and amortization	(8,242)	(7,525)

Net property, plant and equipment	22,113	23,067
Intangible assets, net of accumulated amortization of $1,538 in 2003 and $1,365 in 2002	1,221	1,394
Other assets	3,864	3,895

Total assets	$292,788	$317,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$982	$1,522
Accrued compensation and related benefits	1,829	4,252
Other accrued expenses	3,880	3,201
Restructuring accrual	6,158	6,534

Total current liabilities	12,849	15,509
Restructuring accrual—long-term	13,730	14,854
Deferred rent	449	447

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares—10,000,000
Issued and outstanding—none	—	—
Common stock, $0.001 par value:
Authorized shares—250,000,000
Issued and outstanding—63,622,194 in 2003 and 68,297,798 in 2002	64	68
Additional paid-in capital	925,392	941,505
Notes receivable from stockholders	(1,401)	(1,401)
Deferred compensation	(1,924)	(2,546)
Accumulated other comprehensive income	446	647
Accumulated deficit	(656,817)	(651,719)

Total stockholders’ equity	265,760	286,554

Total liabilities and stockholders’ equity	$292,788	$317,364

Note: The December 29, 2002 consolidated balance sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net revenues	$6,138	$10,096
Cost of net revenues (1)	4,833	13,921

Gross profit (loss)	1,305	(3,825)
Operating Expenses:
Research and development (2)	2,222	8,379
Less funding received from research and development contracts	(51)	(1,017)

Net research and development	2,171	7,362
Sales and marketing (3)	1,520	2,578
General and administrative (4)	3,177	3,902
Amortization of intangible assets	173	1,346
Restructuring and impairment charges	36	24,022
Amortization of deferred compensation	527	3,442

Total operating expenses	7,604	42,652

Operating loss	(6,299)	(46,477)
Interest income	1,182	2,530
Interest expense	—	(1)
Other income (expense), net	19	(32)

Loss before provision for income taxes	(5,098)	(43,980)
Provision for income taxes	—	—

Net loss	$(5,098)	$(43,980)

Basic and diluted net loss per share	$(0.08)	$(0.58)

Shares used to compute basic and diluted net loss per share	63,928	75,259

(1)	Excluding amortization of deferred stock compensation of $38 and $31 for the three months ended March 30, 2003 and March 31, 2002, respectively.

(2)	Excluding amortization of deferred stock compensation of $160 and $3,089 for the three months ended March 30, 2003 and March 31, 2002, respectively.

(3)	Excluding amortization of deferred stock compensation of $0 and $41 for the three months ended March 30, 2003 and March 31, 2002, respectively.

(4)	Excluding amortization of deferred stock compensation of $329 and $281 for the three months ended March 30, 2003 and March 31, 2002, respectively.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Operating activities
Net loss	$(5,098)	$(43,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	717	3,870
Restructuring and impairment charges	74	23,362
Amortization of intangible assets	173	1,346
Amortization of deferred compensation	527	3,442
Deferred rent	2	49
Loss on disposal of assets	—	108
Changes in operating assets and liabilities:
Trade accounts receivable	(34)	(345)
Inventories	(160)	1,532
Prepaid expenses and other current assets	1,840	1,721
Accounts payable	(540)	268
Other accrued expenses	(1,744)	(2,571)
Accrued restructuring	(1,294)	—
Deferred revenue and research and development funding	—	(796)

Net cash used in operating activities	(5,537)	(11,994)

Investing activities
Purchase of available-for-sale investments	(35,500)	(33,006)
Proceeds from sales and maturities of investments	45,191	45,841
Acquisition of property, plant and equipment	(59)	(260)
Proceeds from sale of property, plant and equipment	—	308
Decrease in other assets	30	115

Net cash provided by investing activities	9,662	12,998

Financing activities
Payments on equipment loan	—	(103)
Proceeds from issuance of common stock	574	1,187
Proceeds from payment of notes receivable with shareholders	—	1,275
Repurchase of common stock in open market	(16,595)	—

Net cash provided by (used in) financing activities	(16,021)	2,359

Increase (decrease) in cash and cash equivalents	(11,896)	3,363
Cash and cash equivalents at beginning of period	178,430	78,664

Cash and cash equivalents at end of period	$166,534	$82,027

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 30, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended March 30, 2003 and March 31, 2002 each contained 91 days.

NOTE 2—INTANGIBLE ASSETS

As of March 30, 2003, the Company had $1.2 million remaining in an acquired intangible asset related to its acquisition of JCA Technology, Inc. in January 2001. The remaining intangible asset is being amortized using the straight-line method over its estimated useful life of approximately four years. The intangible asset is comprised of the following:

	March 30, 2003	December 29, 2002
Developed technology	$2,759	$2,759
Less: accumulated amortization	(1,538)	(1,365)

	$1,221	$1,394

NOTE 3—STOCK-BASED COMPENSATION

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method. The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined based upon the fair value at the grant dates for awards under the plan. For purposes of pro forma disclosures, the estimated fair value of the stock options (including shares issued under the employee stock purchase plan, collectively the “options”) is amortized to expense over the options’ vesting period:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands, except per share amounts)
Net loss as reported	$(5,098)	$(43,980)
Add: Stock-based employee compensation expense included in reported net loss	527	3,442
Less: Total stock-based employee compensation expense under fair value based method for all awards	(1,443)	(3,861)

Pro forma net loss	$(6,014)	$(44,399)

Basic and diluted net loss per share—as reported	$(0.08)	$(0.58)

Basic and diluted net loss per share—pro forma	$(0.09)	$(0.59)

NOTE 4—COMPREHENSIVE LOSS

Comprehensive loss for the three months ended March 30, 2003 is $5.3 million, comprised of the Company’s net loss of $5.1 million and $0.2 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the three months ended March 31, 2002 is $45.0 million, comprised of the Company’s net loss of $44.0 million and $1.0 million of net unrealized holding losses on marketable equity securities.

NOTE 5—LOSS PER SHARE

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, less the common shares subject to repurchase. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of basic and diluted net loss per share was approximately 7,670,000 for the three months ended March 30, 2003 and 10,317,000 for the three months ended March 31, 2002.

The following table sets forth the calculation of basic loss per share:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands, except per share amounts)
Net loss (numerator)	$(5,098)	$(43,980)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	64,366	76,226
Less shares subject to repurchase	(438)	(967)

Denominator for basic and diluted net loss per share	63,928	75,259

Basic and diluted net loss per share	$(0.08)	$(0.58)

NOTE 6—SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of photonics and microwave solutions for commercial and research applications. The Company evaluates performance and allocates resources based on consolidated revenues and overall profitability.

Geographic information for the three months ended March 30, 2003 and March 31, 2002 is presented below. Revenues are attributed to countries based on the location of customers.

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
Geographic information
Revenues
United States	$4,490	$5,925
Asia	744	1,041
Europe	904	3,130

Consolidated total	$6,138	$10,096

NOTE 7—SIGNIFICANT CUSTOMERS

In the three months ended March 30, 2003, no individual customer accounted for more than 10% of the Company’s net revenues. In the three months ended March 31, 2002, Alcatel S.A. accounted for 13.4% of the Company’s net revenues. As a result of restructuring actions completed in 2002, the Company has reduced its dependence on the telecommunications industry, where a significant portion of its net revenue was derived from several major customers.

NOTE 8—CONTINGENCIES

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and it asserted claims against the Company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the Company and its officers and directors. On November 15, 2002, Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the Company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the Company’s February 15, 2001 acquisition of Globe Y Technology, Inc. On March 11, 2003, the court granted the Company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim. On April 11, 2003, Howard Yue filed a second amended complaint asserting seven causes of action similar to those in the amended complaint and stemming from the Company’s acquisition of Globe Y Technology, Inc. The second amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. Discovery in this matter is ongoing.

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

NOTE 9—RESTRUCTURING LIABILITIES

As of March 30, 2003, approximately $19.9 million in accrued restructuring costs, consisting of approximately $300,000 for severance and approximately $19.6 million for facility closure costs, remained in current and long-term liabilities. These liabilities arose from the Company’s restructuring actions to eliminate its telecom-related component product lines, reduce headcount and consolidate facilities, which were taken over a six-quarter period that commenced in the second quarter of 2001 and ended in the third quarter of 2002. The Company expects to pay out its cash liabilities through 2011.

The table below summarizes changes in the Company’s restructuring liabilities for the three months ended March 30, 2003 (in thousands):

	Beginning Balance as of December 29, 2002	Provision Three months Ended March 30, 2003	Cash Payments	Non-cash Charges	Ending Balance as of March 30, 2003
Restructuring activities
Workforce reduction severance costs	$676	$(103)	$(263)	$—	$310
Facility closure costs	20,712	65	(1,031)	(168)	19,578
Property and equipment write-downs	—	74	—	(74)	—

Restructuring charges	$21,388	$36	$(1,294)	$(242)	$19,888

NOTE 10—STOCK REPURCHASE PROGRAM

In February 2003, the Company completed its $45 million share repurchase program, which resulted in the repurchase of 13.1 million shares of its common stock, at a total cost of approximately $45.3 million, between late October 2002 and early February 2003. In January and February 2003, the Company repurchased approximately 4.85 million shares of its common stock at a total cost of approximately $16.6 million. Through December 2002, the Company had repurchased approximately 8.25 million common shares at a total cost of approximately $28.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

•	the anticipated market trends and uncertainties;

•	the effectiveness of our business strategy;

•	our ability to grow revenues from sales of our existing product lines;

•	the revenue outlooks for future periods, and general trends in our fiscal year 2003 quarterly revenues;

•	the revenue and gross margin outlook for the second quarter of 2003;

•	our plans to improve market share and increase our revenues through strategic combinations;

•	development and release of new products;

•	anticipated expenditures for research and development, sales and marketing, and general and administrative expenses;

•	expected capital expenditures;

•	the adequacy of our capital resources to fund our operations;

•	the maintenance of our competitive advantage;

•	the outcome of pending litigation; and

•	the effect of accounting pronouncements on our results of operations.

These statements are only predictions and are subject to risks and uncertainties, including the following:

•	the difficulty of forecasting revenues due to weakness and uncertainties related to general economic conditions and overall demand within our markets and among our current and prospective customers;

•	the high sensitivity of the size of our net loss to our level of revenue due to the fixed cost structure arising from the complexity of our business;

•	our ability to improve margin performance through more efficient use of direct labor and direct material as well as better absorption of manufacturing overhead;

•	our ability to introduce and gain customer acceptance of new products on a timely basis;

•	the failure to execute on our acquisition and partnering strategies and our expansion into potential new markets, which may prevent achievement of profitability in a timely manner;

•	the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of our acquisition strategy;

•	the difficulty of achieving further cost reductions without jeopardizing product development schedules, delivery schedules, product quality, and regulatory compliance;

•	unforeseen development delays for new products that limit our ability to generate volume revenues;

•	the difficulty in anticipating the outcome of current litigation;

•	our ability to generate future revenues from new products commensurate with prior investments in research and development activities; and

•	the protection of our proprietary technology.

Other risks that may affect our financial performance are listed in our various reports on file with the SEC, including our fiscal year 2002 annual report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We develop and manufacture photonics and microwave solutions for both commercial and research applications. Our products include tunable lasers for test and measurement applications, high-speed radio-frequency (RF) amplifiers, and advanced photonics tools. Our products serve a broad range of diversified markets within the semiconductor, industrial, biomedical, defense and telecommunications industries. In an effort to expand our OEM sales content, we are pursuing new and emerging applications for modules and subsystems within these markets, in particular modules and subsystems that would use our photonics tools and tunable lasers. Given the difficulty in accurately assessing the size and growth rates of these market opportunities, we will need to constantly balance new product development expenses against future revenue expectations in order to show continuing improvement in our financial results.

As a result of the sharp decline in the telecommunications industry that began in 2001, we undertook significant restructuring efforts over the six-quarter period between the second quarter of 2001 and the end of the third quarter of 2002. By the end of fiscal year 2002, we had:

•	Eliminated our telecom-related component product lines by selling our passive component product line and our network tunable laser technology, and by ceasing development of next-generation high-speed RF products for telecom applications;

•	Consolidated our operations into approximately 60,000 square feet of space (one primary facility plus some ancillary space), down from seven facilities encompassing approximately 573,000 square feet;

•	Reduced our worldwide work force to approximately 250 people in the fourth quarter of 2002 from a peak employment level of 2,100 people in the first quarter of 2001;

•	Exited the fourth quarter of 2002 with a lower net loss, due primarily to improved operating performance, minimal restructuring and impairment charges, and reduced amortization of intangibles and deferred compensation; and

•	Refocused our business on product areas that were less dependent on the telecommunications industry.

In the process of restructuring our operations, we recorded restructuring charges of $72.2 million and $17.8 million in fiscal years 2002 and 2001, respectively. These totals included charges for the impairment of tangible assets, facility closure costs and severance-related payments. We also recorded impairment charges against goodwill and other intangible assets of $7.7 million and $289.3 million in fiscal years 2002 and 2001, respectively.

We further reduced our net loss in the first quarter of 2003 to $5.1 million from $9.7 million in the fourth quarter of 2002. The lower sequential net loss was primarily attributable to improved gross margin performance, mainly due to improved manufacturing efficiencies and lower manufacturing overhead expenses. Further, near-term improvement in our financial results remains dependent on general economic conditions and, in particular, a recovery in the semiconductor industry and research markets across multiple industries. Since these markets remain sluggish and the rate of increase in incoming orders for our high-speed RF microwave products appears to be slowing, we expect only modest improvement in our net revenues for the next two quarters. We continue to pursue OEM opportunities using our photonics technology and are actively sampling prototype products for different market applications. During the past two quarters we have achieved multiple design wins for semiconductor capital equipment and test-and-measurement applications. We expect that these design wins will translate into meaningful production volumes in the latter stages of this year as end markets start to recover.

Throughout 2003 we will be continuing our efforts to improve our operating performance by evaluating our expense structure and our manufacturing efficiencies while aggressively pursuing revenue opportunities. Additionally, we continue to evaluate potential strategic combinations that will strengthen our position in the application of photonics and microwave technologies.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Restructuring and asset impairment.    For the fiscal year ended December 29, 2002, we recorded restructuring and asset impairment charges totaling $72.2 million. The restructuring and impairment charges included $44.3 million for the write-down of our property, plant and equipment, $22.9 million for facility closure costs, and $5.0 million in severance costs. At March 30, 2003, we had a remaining restructuring accrual of $19.9 million that represents the estimated cash outflows in future periods associated with our restructuring actions. Our restructuring plans included vacating certain of our leased facilities. At March 30, 2003, we have included in our restructuring liability approximately $16.2 million related to estimated lease losses, net of expected sublease income. In determining the lease loss, various assumptions were used including the estimated time period over which the facilities will be vacant, expected sublease term and sublease rates. The reserve represents our current estimate and may be adjusted upon the occurrence of future events. These events may include, but are not limited to, changes in estimates relating to time to sublease the facilities, sublease terms and sublease rates. Additionally, we have estimated the value of our idled manufacturing facility in Shenzhen, China that is held for sale. These estimates may require an adjustment if actual results differ. Such adjustment could materially affect our results of operations.

Inventories.    Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories in advance of product shipments. The forecasted demand estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile, and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will likely differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In the past, we have incurred charges related to excess inventory write-downs and related order cancellation fees due to the abrupt and severe downturn in the telecommunications industry, and also due to the divestiture of our passive component product line. The excess inventory write-downs and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our previous inventory write-downs would be required.

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

Notes Receivable.    During 2000 and 2001, we made $16.8 million in full recourse loans to employees of the Company. We maintain reserves for estimated losses resulting from the inability of these individuals to make their required payments. At March 30, 2003, loans with an aggregate principal and interest value of $8.0 million, of which $4.7 million had been reserved, were outstanding from a former officer and three employees, including two current officers. We analyze the need for a reserve by considering our collateral with respect to each loan, payment history, our knowledge of each individual’s other assets and the maturity date of the loan. Based on these factors, we recorded a charge of $4.7 million related to one loan during the fiscal year ended December 29, 2002. Should the financial condition of the borrowers decline in the future we may be required to take additional charges.

Impairment of goodwill and other intangible assets.    At March 30, 2003, we had $1.2 million remaining in an acquired intangible asset. In assessing the recoverability of our intangible asset, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for this asset. We have written off $289.3 million and $7.7 million of goodwill and other intangible assets during fiscal years 2001 and 2002, respectively.

Revenue recognition.    We recognize revenue at the time of title transfer, with provisions established for estimated product returns and allowances. These returns and allowances are estimated based on historical experience. If our estimates do not accurately anticipate future returns, revenue could be misstated. Revenue on the shipment of evaluation units is deferred until customer acceptance.

Results of Operations

Net Revenues

Net revenues decreased to $6.1 million for the three months ended March 30, 2003, from $10.1 million for the three months ended March 31, 2002. The $4.0 million decrease in net revenues for the comparable periods was largely attributable to a $1.6 million decrease in sales of our high-speed RF products, primarily due to the widespread business downturn in the telecommunications industry and our resulting decision in 2002 to cease development of our next-generation, high-speed RF products for telecom applications; a $1.5 million decrease in sales of our photonics tools as a result of continued sluggish market conditions and the lack of a recovery in the semiconductor industry and research markets across multiple industries; and a $0.7 million decrease in sales of passive components due to our decision in 2002 to divest of our passive component product line.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred stock compensation, improved to a profit of 20.6% in the three months ended March 30, 2003, compared to a loss of 38.2% in the three months ended March 31, 2002. Excluding amortization of deferred stock compensation of $38,000 and $31,000 in the three months ended March 30, 2003 and March 31, 2002, respectively, the gross profit (loss) percentage improved to a profit of 21.3% in the three months ended March 30, 2003 from a loss of 37.9% in the three months ended March 31, 2002. This improvement to a profit was primarily due to improved manufacturing efficiencies and lower manufacturing overhead expenses as a result of the closure of underutilized facilities and completion of our relocation activities in the third quarter of 2002. In addition, cost of net revenues for the three months ended March 31, 2002 included a $1.3 million charge for the write-down of excess inventories due to the divestiture of the passives product line. We expect that gross margin percentage for the second quarter of fiscal year 2003 will decline sequentially into the mid to high teens due to product mix shifts and the short-term effect of certain unfavorable material costs. We are taking actions to mitigate the effect of these unfavorable material costs in the second quarter and therefore anticipate an improvement in our gross margin percentage in the third quarter relative to the second quarter.

Research and Development Expenses

Research and development expenses, including amortization of deferred stock compensation, decreased to $2.3 million in the three months ended March 30, 2003, from $10.5 million, in the three months ended March 31, 2002. Excluding amortization of deferred stock compensation of $160,000 and $3.1 million, respectively, research and development expenses decreased to $2.2 million, or 35.4% of net revenues, in the three months ended March 30, 2003, from $7.4 million, or 72.9% of net revenues, in the three months ended March 31, 2002. Research and development expenses, excluding amortization of deferred stock compensation, decreased in absolute dollars and as a percentage of net revenues for the three months ended March 30, 2003 due primarily to the sale of our network tunable laser technology, the divestiture of our passive optical product line and our decision to cease development of our next-generation high-speed RF telecommunications products. We anticipate that our quarterly research and development expenses will remain at approximately this quarterly level throughout 2003.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred stock compensation, decreased to $1.5 million in the three months ended March 30, 2003, from $2.6 million in the three months ended March 31, 2002. Excluding amortization of deferred stock compensation of $41,000 for the three months ended March 31, 2002, sales and marketing expenses decreased to $1.5 million, or 24.8% of net revenues, in the three months ended March 30, 2003, from $2.6 million, or 25.5% of net revenues, in the three months ended March 31, 2002. There was no amortization of deferred stock compensation for the three months ended March 30, 2003. The reduction in sales and marketing expenses in both absolute dollars and as a percentage of net revenues was primarily attributable to the divestiture of our passive component product line, cessation of our development of next-generation high-speed RF telecommunication products and consolidation of our facilities. We expect that our quarterly sales and marketing expenses will remain at approximately this quarterly level throughout 2003.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred stock compensation, decreased to $3.5 million in the three months ended March 30, 2003, from $4.2 million in the three months ended March 31, 2002. Excluding amortization of deferred stock compensation of $329,000 and $281,000, respectively, general and administrative expenses decreased to $3.2 million, or 51.8% of net revenues, in the three months ended March 30, 2003, from $3.9 million, or 38.6% of net revenues, in the three months ended March 31, 2002. The decrease in absolute dollars in 2003 was a result of our facilities consolidation and restructuring activities completed in the second half of 2002, which more than offset $0.9 million in expenses in 2003 for professional services related to a potential acquisition. We recently suspended negotiations on this transaction. General and administrative expenses increased as a percentage of net revenues in 2003 primarily due to the $0.9 million in professional services expenses. We expect that our quarterly general and administrative expenses for the remainder of 2003 will decrease from the $3.2 million level incurred for the first quarter of 2003, since we do not expect to incur professional services costs at the same level as incurred in the first quarter. The spending reduction arising from lower professional services costs, however, will be partially offset by increasing expenses associated with corporate governance activities.

Amortization of Intangible Assets

Amortization of the intangible assets that arose from our acquisitions of JCA Technology, Inc. and Globe Y Technology, Inc. in January and February 2001, respectively, totaled $173,000 and $1.3 million in the three months ended March 30, 2003 and March 31, 2002, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001. An additional $7.7 million write-down of intangible assets was recorded in the second quarter of 2002 when we determined that we would discontinue new product development for certain high-speed RF products manufactured by JCA and close the operations of Globe Y. As of March 30, 2003, we have $1.2 million remaining in an acquired intangible asset related to JCA and no remaining acquired intangibles related to Globe Y. This asset is being amortized over its estimated useful life of four years.

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

Restructuring and Impairment Charges

In the first quarter of 2003, we recorded an adjustment of $36,000 to our restructuring liabilities due to changes in the estimated future costs for these items. We reduced our accruals for severance-related costs by $103,000, increased our facility closure costs by $65,000 and increased our charge for excess machinery and equipment by $74,000. In the first quarter of 2002, we recorded restructuring and impairment charges of $24.0 million. The charge included $23.4 million for the write-down of our facility in China and equipment related to our passive product line and $644,000 for severance costs covering approximately 156 employees. Non-cash items included in the restructuring and impairment charges totaled $23.4 million.

Interest and Other Income, net

Interest and other income, net totaled $1.2 million for the three months ended March 30, 2003, compared to $2.5 million for the three months ended March 31, 2002. The decrease was due primarily to lower average interest rates earned on our cash and investment balances in the 2003 period.

Income Taxes

As a result of our significant on-going losses, no income tax provision was recorded for the three months ended March 30, 2003 and March 31, 2002.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased to approximately $257.6 million at March 30, 2003, from approximately $279.4 million at December 29, 2002. The decrease in cash, cash equivalents and short-term investments was primarily due to outflows from operating activities and the use of approximately $16.6 million to repurchase shares of our common stock during January and February 2003. Net working capital was approximately $252.7 million at March 30, 2003.

Cash used in operating activities of approximately $5.5 million in the three months ended March 30, 2003 was primarily attributable to the net effect of our net loss of approximately $5.1 million and decreases in accounts payable, accrued expenses and accrued restructuring charges totaling $3.6 million, offset by depreciation and amortization of approximately $1.4 million and a decrease in prepaid expenses and other current assets of approximately $1.8 million. Cash used in investing activities, excluding net proceeds from sales and maturities of investments, was negligible for the three months ended March 30, 2003. Cash used by financing activities for the three months ended March 30, 2003 was $16.0 million, primarily due to the repurchase of 4.85 million shares of our common stock for $16.6 million, partially offset by proceeds from purchases under employee stock programs.

Our expenditures for capital equipment were negligible in the three months ended March 30, 2003. We expect that our capital expenditures will continue to be minimal for the balance of 2003.

As of March 30, 2003, our principal commitments consisted of obligations outstanding under our restructuring activities and our facility operating leases. Our future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year End
2003	$4,460
2004	6,073
2005	6,016
2006	6,364
2007	4,141
Thereafter	3,972

Total	$31,026

Included in future minimum lease payments above is approximately $27.0 million related to unoccupied facilities as a result of our restructuring activities. As of March 30, 2003, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $1.6 million.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of U.S. government treasury and agency securities with original maturity dates between three months and two years. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. Accordingly, we do not believe we have significant exposure to exchange rate sensitivity.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this Form 10-Q. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Risks Related to Our Financial Results

We have a history of losses and such net losses will likely continue if we are unable to increase our revenues and contain our costs or complete an accretive acquisition.

We incurred net losses of approximately $5.1 million for the quarter ended March 30, 2003, compared to net losses of approximately $9.7 million for the quarter ended December 29, 2002, and approximately $44.0 million for the quarter ended March 31, 2002. For the fiscal year ended December 29, 2002, we incurred net losses of approximately $104.8 million, approximately $495.4 million for the fiscal year ended December 30, 2001, and approximately $36.0 million for the fiscal year ended December 31, 2000. As of March 30, 2003, we had an accumulated deficit of approximately $656.8 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from existing product lines through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering arrangements in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. While we are seeking acquisitions that we believe would improve our financial results, a completed acquisition may not provide the anticipated financial results, thus leading to continuing net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The period of time between our initial contact with certain of our customers, particularly our OEM customers, and the receipt of an actual purchase order may span a time period of 6-18 months. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products and using them in their equipment. The length of these qualification processes also may vary substantially by product and customer, and, thus, inhibit our ability to predict our results of operations. In addition, during the qualification process, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. These qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Further, even after we have received purchase orders or entered into contracts to supply such customers, changes in the markets for their products may result in negotiations to cancel or alter such purchase orders or contracts. For example, in the fourth quarter of 2002, we recorded approximately $1.2 million in revenues from cancellation fees from two OEM customers due to contract cancellations. The long sales cycles may restrict our ability to increase our revenues in a timely manner. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We are increasing our efforts to sell modules and subsystems to OEM customers and must face the challenge of supporting the distinct needs of each of the markets we intend to serve.

We are expanding our efforts in the development and sale of photonics components and modules to diversified markets within the semiconductor, industrial, biomedical and defense industries, in addition to the telecommunications industry. While we sell standard and customized components to these markets, we have only recently begun to focus on the development and sale of modules and subsystems to OEM customers for most of these markets. As a result, we do not have established sales channels, brand recognition or an installed customer base in these markets and we have only limited information regarding customer requirements. Some of these markets are only beginning to adopt photonics technologies and it is therefore difficult to assess the potential of these markets based on historical market information. Due to these factors, among others, we cannot assure you that our entry into these markets will be successful or result in increased revenues. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of targeted markets are incorrect, our business and results of operations would be harmed. In addition, the restructuring actions we have implemented to date, which included headcount reductions and decreases in discretionary spending, could adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. Further, during initial sales to OEM customers, lower production volumes could constrain the rate of improvement in our gross profit margins until we achieve volume production levels.

Accounting treatment of our acquisitions has harmed our operating results.

Our operating results have in the past been and may in the future be adversely affected by purchase accounting treatment, primarily due to the effect of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from acquisitions. For fiscal year 2001, we recorded acquisition-related amortization expenses of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all of the remaining goodwill associated with our acquisitions had been written off through impairment charges. At June 30, 2002, we recorded an impairment charge of $7.7 million against remaining intangibles associated with our acquisitions of JCA Technology, Inc. (JCA) and Globe Y Technology, Inc. (Globe Y). As of March 30, 2003, the net book value of other intangible assets arising from our acquisitions of JCA and Globe Y was approximately $1.2 million. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in expenses, which could have a material and adverse effect on our results of operations.

Risks Related to Our Business

Our acquisition and partnering strategy may be unsuccessful, which may harm our ability to grow revenues.

We believe that our future success depends on our ability to introduce and market new products that we have either developed internally or acquired through strategic combinations or partnering relationships. We regularly review acquisition and partnering prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Our acquisition and partnering strategy is subject to inherent risks associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of this strategy. Further, we have in the past and may in the future incur substantial costs to evaluate potential acquisitions. For example, during the quarter ended March 30, 2003, we expensed $0.9 million for professional services related to a potential acquisition. We recently suspended negotiations on this transaction.

We will face technical, operational and strategic challenges that may prevent us from successfully integrating businesses we may acquire in the future.

Execution of our acquisition and partnering strategy could result in a number of financial consequences, including without limitation:

•	use of cash resources that would reduce our financial reserves;

•	issuance of stock that would dilute our current stockholders’ percentage ownership;

•	incurrence of debt;

•	assumption of liabilities;

•	increased operational and administrative complexity of our business;

•	higher fixed expenses which require a higher level of revenues to maintain gross margins; and

•	incurrence of expenses related to in-process research and development and the possible impairment of goodwill and other intangible assets which could result in large one-time write-offs.

Furthermore, acquisitions involve numerous operational risks, including:

•	problems related to the integration and management of acquired technology, products, operations, information systems and personnel of the acquired company;

•	problems completing product development programs of the acquired company and consolidating research and development efforts;

•	unanticipated costs or liabilities;

•	diversion of management’s attention from our core business;

•	diversion of resources from our existing business, products or technologies;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of an acquired organization.

The integration of businesses that we have acquired into our business has been and will continue to be a complex, time consuming and expensive process. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices to be successful. In the past, we have recorded significant impairment charges with respect to our acquisitions of JCA and Globe Y. Additionally, in the second quarter of 2002, we discontinued development of JCA’s next-generation high-speed RF telecom products and consolidated its remaining business into our San Jose facility. We also ceased our Globe Y operations in the third quarter of 2002. We cannot guarantee that any future acquisitions will result in sufficient revenues or earnings to recover our investment in, or expenses related to, these acquisitions or that any synergies will develop. If we are not successful in integrating acquired businesses or if expected earnings or synergies do not materialize, we could be forced to attempt to resell or cease operations of acquired businesses. In either event, we would likely incur significant expenses as well as non-cash charges to write-off acquired assets, which could seriously harm our financial condition and operating results.

Our future success depends on our ability to successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. Product introduction may be delayed due to numerous factors, including:

•	changing product specifications and customer requirements;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations;

•	difficulties with contract manufacturers;

•	changing market or competitive product requirements; and

•	unanticipated engineering complexities.

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. In addition, the introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. A slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have experienced in the past and are continuing to experience a slowdown in demand for certain existing products. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements and promotions by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

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

We expect competition to continue to intensify, which could reduce our sales and gross margins, or cause us to lose market share.

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

We are involved in costly and time-consuming litigation that may substantially increase our costs and harm our business.

We are involved in several lawsuits and legal proceedings, and may become involved in additional lawsuits or legal proceedings in the future. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations or financial condition. Any litigation to which we are subject may be costly and further, could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part II, Item 1—Legal Proceedings.”

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

We have reduced our work force from a peak of approximately 2,100 employees in the first quarter of 2001 to approximately 250 employees at the end of December 2002 and March 2003. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely affect our ability to develop and sell our products. Furthermore, government regulations and immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended March 30, 2003, approximately 27% of our net revenues were from international sales, and for the fiscal year ended December 29, 2002, approximately 33% of our net revenues were from international sales. Sales to customers outside North America have decreased as a percentage of our net revenues due to the divestiture of our passive component product line and cessation of development of certain high-speed RF telecommunication products, but international sales continue to be significant.

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

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of the terrorist attacks on the United States, including the continuation or potential worsening of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

Risks Related to Manufacturing Our Products

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors, and, as a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. The sale and manufacture of certain of our products require continued compliance with governmental security and import/export regulations. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. Any disruptions in the future, including disruptions as a result of the consolidation of facilities or failure to maintain compliance with governmental regulations, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

If we are unable to accurately forecast component and material requirements, our results of operations will be adversely affected.

We use rolling forecasts based on anticipated product orders to determine our component and material requirements. It is very important that we predict both the demand for our products and the lead times required to obtain the necessary components and materials. It is very difficult to develop accurate forecasts of product demand, especially in the current uncertain conditions in our served markets and the economy in general. Order cancellations and lower order volumes by our customers have in the past created excess inventories, which negatively affected our operating results. If we fail to accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials in the future, we could incur additional inventory write-downs or cancellation charges. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively affect our results of operations.

We depend on single or limited source suppliers for some of the key components in our products, which may make us susceptible to supply shortages or price fluctuations.

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. Current difficult economic conditions could adversely affect the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components, increase our product costs and lower gross margins, or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. For example, we recently experienced a temporary interruption in the supply of certain components we source from an overseas supplier. As a result we will source these products from U.S. suppliers at a substantially higher cost. We expect that our gross margin percentage for the second quarter of fiscal year 2003 will decline sequentially due to the short-term effect of these unfavorable material costs.

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

We have in the past and may in the future be subject to claims related to our intellectual property. Any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidate our proprietary rights. We anticipate, based on the size and sophistication of our competitors and the history of rapid technological advances in our targeted industries, that several competitors may have existing patents or patent applications in progress in the United States or in foreign countries that, if issued, could relate to our product and result in litigation. The holders of such existing or pending patents or licensees may assert infringement claims against us or claim that we have violated other intellectual property rights. The lawsuits, regardless of their merits, could be time-consuming and expensive to defend or resolve and would divert management time and attention. As a result of any future intellectual property litigation, we may be forced to do one or more of the following, any of which could harm our business:

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

Some provisions contained in the rights agreement may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. For example, such provisions may deter tender offers for shares of common stock or exchangeable shares which offers may be attractive to the stockholders, or deter purchases of large blocks of common stock or exchangeable shares, thereby limiting the opportunity for stockholders to receive a premium for their shares of common stock or exchangeable shares over the then-prevailing market prices. The issuance of Series A Participating Preferred Stock or any preferred stock subsequently issued by our board of directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

Provisions of our charter documents and Delaware law may have anti-takeover effects that could prevent a change in our control.

Provisions of our amended and restated certificate of incorporation, amended bylaws, stockholder rights agreement, Delaware law and other corporate governance documents could make it more difficult for a third party to acquire us, which could hinder stockholders’ ability to receive a premium for our stock over the then-prevailing market prices. These provisions include:

•	a stockholder rights agreement that grants existing stockholders additional rights in the event a single holder acquired greater than 15% of our shares;

•	a classified board of directors, in which our board is divided into three classes with three-year terms with only one class elected at each annual meeting of stockholders, which means that a holder of a majority of our common stock will need two annual meetings of stockholders to gain control of the board;

•	a provision which prohibits our stockholders from acting by written consent without a meeting;

•	a provision which permits only the board of directors, the chairman of the board, the president, the chief executive officer, or one or more stockholders holding a majority of the outstanding voting shares to call special meetings of stockholders; and

•	a provision which requires advance notice of items of business to be brought before stockholder meetings.

In addition, amending any of the above provisions will require the vote of the holders of 66 2/3% of our outstanding common stock.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” In addition, annually we also evaluate the effectiveness of our “internal controls and procedures for financial reporting.” These evaluations are done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and it asserted claims against the company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the company and its officers and directors with leave to amend. On November 15, 2002 Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the company’s February 15, 2001 acquisition of Globe Y Technology, Inc. On March 11, 2003, the court granted the company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim. On April 11, 2003, Howard Yue filed a second amended complaint asserting seven causes of action similar to those in the amended complaint and stemming from the company’s acquisition of Globe Y Technology, Inc. The second amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. We believe that the claims in the second amended complaint are without merit and will continue to defend against this lawsuit vigorously. Discovery in this matter is ongoing. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against the company and several of its officers and directors (the “Individual Defendants”) in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp. (collectively the “Underwriter Defendants”), the underwriters in our initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed a consolidated amended complaint. The amended complaint alleges violations of Section 11 of the Securities Act of 1933 against all defendants related to the Initial Public Offering and the Secondary Offering, violations of Section 15 of the Securities Act of 1933 and Section 20(a) of the Securities Act of 1934 against the Individual Defendants, violations of Section 10(b) and Rule 10b-5 against the company and violations of Section 12(a)(2) of the Securities Act of 1933 and Section 10(b), and Rule 10b-5 promulgated thereunder, of the Securities Act of 1934 against the Underwriter Defendants. The amended complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock between May 18, 2000 and December 6, 2000.

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against New Focus. We believe we have meritorious defenses to the claims asserted in the amended complaint and intend to defend against them vigorously. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including William L. Potts, Jr., our Chief Financial Officer. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of our common stock. As against Mr. Potts, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of our common stock. We believe we have meritorious defenses to the claims asserted in this action and intend to defend against them vigorously. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

In addition, the Company is subject to various claims that arise in the normal course of business.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1 (3)	Preferred Stock Rights Agreement, dated July 26, 2001

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

(2)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.

b)    Reports on Form 8-K

Form 8-K filed on February 6, 2003 reporting a net loss and earnings per share revision to 2002 quarterly financial results for deferred stock compensation adjustment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE:	May 9, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer (Principal Executive Officer)

DATE:	May 9, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Certifications

I, Nicola Pignati, President and Chief Executive Officer of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

Certifications

I, William L. Potts, Jr., Chief Financial Officer and Secretary of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2 (2)	Bylaws of the Registrant, as amended

4.1 (3)	Preferred Stock Rights Agreement, dated July 26, 2001

99.1	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

(2)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.