Form 10-Q
period 2003-06-29
NEW FOCUS INC
filed 2003-08-13
CIK 1090215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2003

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

On August 1, 2003, 63,979,595 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2003	December 29, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,069	$178,430
Short-term investments	62,831	100,928
Trade accounts receivable, less allowances of $402 in 2003 and $552 in 2002	2,561	3,048
Inventories:
Raw materials	1,691	1,597
Work in progress	424	356
Finished goods	1,211	1,169

Total Inventories	3,326	3,122
Prepaid expenses and other current assets	3,374	3,480

Total current assets	261,161	289,008
Property, plant and equipment:
Assets held for sale	13,757	15,675
Manufacturing and development equipment	6,625	7,727
Computer software and equipment	4,164	4,303
Office equipment	912	984
Leasehold improvements	1,977	1,903

	27,435	30,592
Less allowances for depreciation and amortization	(8,285)	(7,525)

Net property, plant and equipment	19,150	23,067
Intangible assets, net of accumulated amortization and impairment of $1,711 in 2003 and $1,365 in 2002	1,048	1,394
Other assets	3,879	3,895

Total assets	$285,238	$317,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,301	$1,522
Accrued compensation and related benefits	2,544	4,252
Other accrued expenses	3,600	3,201
Restructuring accrual	6,205	6,534

Total current liabilities	13,650	15,509
Restructuring accrual—long term	12,148	14,854
Deferred rent	440	447
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized shares—10,000,000
Issued and outstanding—none
Common stock, $0.001 par value:	64	68
Authorized shares—250,000,000
Issued and outstanding—63,712,586 in 2003 and 68,297,798 in 2002
Additional paid-in capital	925,418	941,505
Notes receivable from stockholders	(1,401)	(1,401)
Deferred compensation	(1,411)	(2,546)
Accumulated other comprehensive income	330	647
Accumulated deficit	(664,000)	(651,719)

Total stockholders’ equity	259,000	286,554

Total liabilities and stockholders’ equity	$285,238	$317,364

Note: The December 29, 2002 consolidated balance sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net revenues	$6,251	$9,114	$12,389	$19,210
Cost of net revenues (1)	5,184	12,899	10,017	26,820

Gross profit (loss)	1,067	(3,785)	2,372	(7,610)
Operating Expenses:
Research and development (2)	2,355	7,002	4,577	15,381
Less funding received from research
and development contracts	—	(485)	(51)	(1,502)

Net research and development	2,355	6,517	4,526	13,879
Sales and marketing (3)	1,504	2,312	3,024	4,890
General and administrative (4)	2,572	4,289	5,749	8,191
Amortization of goodwill and other intangibles	173	1,323	346	2,669
Impairment of goodwill and other intangibles	—	7,692	—	7,692
Restructuring and other charges	2,118	11,596	2,154	35,618
Deferred compensation	476	1,032	1,003	4,474

Total operating expenses	9,198	34,761	16,802	77,413

Operating loss	(8,131)	(38,546)	(14,430)	(85,023)
Interest income	937	2,296	2,119	4,898
Interest expense	—	(5)	—	(78)
Other income, net	11	41,594	30	41,562

Income (loss) before provision for income taxes	(7,183)	5,339	(12,281)	(38,641)
Provision (benefit) for income taxes	—	—	—	—

Net income (loss)	$(7,183)	$5,339	$(12,281)	$(38,641)

Basic and diluted net income (loss) per share	$(0.11)	$0.07	$(0.19)	$(0.51)

Shares used to compute basic net income (loss) per share	63,262	75,608	63,594	75,463

Shares used to compute diluted net income (loss) per share	63,262	76,627	63,594	75,463

(1)	Excluding amortization of deferred compensation of $3 and $41 for the three and six months ended June 29, 2003, and ($455) and ($424) for three and six months ended June 30, 2002.

(2)	Excluding amortization of deferred compensation of $139 and $299 for the three and six months ended June 29,2003, and $1,596 and $4,685 for the three and six months ended June 30, 2002.

(3)	Excluding amortization of deferred compensation of $22 and $22 for the three and six months ended June 29,2003, and ($146) and ($105) for the three and six months ended June 30, 2002.

(4)	Excluding amortization of deferred compensation of $312 and $641 for the three and six months ended June 29,2003, and $37 and $318 for the three and six months ended June 30, 2002.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
Operating activities
Net loss	$(12,281)	$(38,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,413	6,191
Restructuring and impairment charges	2,083	29,884
Amortization of goodwill and other intangibles	346	2,669
Impairment of goodwill	—	7,692
Amortization of deferred compensation	1,003	4,474
Deferred rent	(7)	87
Loss on disposal of assets	—	225
Gain from sale of assets related to divestiture	—	(41,532)
Changes in operating assets and liabilities:
Accounts receivable	487	862
Inventories	(204)	2,853
Prepaid expenses and other current assets	122	3,408
Accounts payable	(221)	617
Accrued expenses	(1,309)	(2,469)
Accrued restructuring	(2,829)	2,264
Deferred research and development funding	—	(1,682)

Net cash used in operating activities	(11,397)	(23,098)
Investing activities
Purchase of available-for-sale investments	(44,500)	(66,296)
Proceeds from sales and maturities of investments	82,280	100,904
Acquisition of property, plant and equipment	(180)	(1,071)
Proceeds from sale of property, plant and equipment	379	448
Proceeds from sale of assets related to divestiture	—	45,000
Increase in other assets	16	166

Net cash provided by investing activities	37,995	79,151
Financing activities
Payments on equipment loan	—	(103)
Repurchase of common stock	(16,595)	—
Proceeds from issuance of common stock, net of repurchase	636	1,262
Proceeds from payment of notes receivable with shareholders	—	1,275

Net cash provided (used) by financing activities	(15,959)	2,434

Increase in cash and cash equivalents	10,639	58,487
Cash and cash equivalents at beginning of period	178,430	78,664

Cash and cash equivalents at end of period	$189,069	$137,151

See notes to consolidated financial statements.

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 29, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended June 29, 2003 and June 30, 2002 each contained 91 days. The six-month periods ended June 29, 2003 and June 30, 2002 each contained 182 days.

NOTE 2—INTANGIBLE ASSETS

As of June 29, 2003, the Company had $1.0 million remaining in an acquired intangible asset related to its acquisition of JCA Technology, Inc. in January 2001. The remaining intangible asset is being amortized using the straight-line method over its estimated useful life of approximately four years. The intangible asset is comprised of the following (in thousands):

	June 29, 2003	December 29, 2002
Developed technology	$2,759	$2,759
Less: accumulated amortization	(1,711)	(1,365)

	$1,048	$1,394

NOTE 3—STOCK-BASED COMPENSATION

The Company has elected to account for its employee stock plans in accordance with the intrinsic value method. The following table illustrates the effect on net income (loss) and income (loss) per share had compensation expense for the Company’s stock-based award plans been determined based upon the fair value at the grant dates for awards under the plan. For purposes of pro forma disclosures, the estimated fair value of the stock options (including shares issued under the employee stock purchase plan, collectively the “options”) is amortized to expense over the options’ vesting period:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net income (loss) as reported	$(7,183)	$5,339	$(12,281)	$(38,641)
Add: Stock-based employee compensation expense included in reported net income (loss)	476	1,032	1,003	4,474
Less: Total stock-based employee compensation expense under fair value based method for all awards	(1,448)	(3,200)	(2,891)	(7,061)

Pro forma net income (loss)	$(8,155)	$3,171	$(14,169)	$(41,228)

Basic and diluted net income (loss) per share—as reported	$(0.11)	$0.07	$(0.19)	$(0.51)

Basic and diluted net income (loss) per share—pro forma	$(0.13)	$0.04	$(0.22)	$(0.55)

NOTE 4—COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the three months ended June 29, 2003 is $7.3 million, comprised of the Company’s net loss of $7.2 million and $0.1 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the six months ended June 29, 2003 is $12.6 comprised of the Company’s net loss of $12.3 million and $0.3 million of net unrealized holding losses on marketable equity securities. Comprehensive income for the three months ended June 30, 2002 is $5.8 million, comprised of the Company’s net income of $5.3 million and $0.5 million of net unrealized holding gains on marketable equity securities. Comprehensive loss for the six months ended June 30, 2002 is $39.0 million, comprised of the Company’s net loss of $38.6 million and $0.4 million of net unrealized holding losses on marketable equity securities.

NOTE 5—INCOME (LOSS) PER SHARE

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, less the common shares subject to repurchase. The total number of shares, including options and warrants to purchase shares, excluded from the calculations of basic and diluted net loss per share was approximately 7,295,000 for the three and six months ended June 29, 2003 and 8,348,000 for the six months ended June 30, 2002.

The following table sets forth the calculation of basic loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net income (loss) (numerator)	$(7,183)	$5,339	$(12,281)	$(38,641)

Shares used in computing basic and diluted net income (loss) per share (denominator)
Weighted average common shares outstanding	63,641	76,492	64,004	76,398
Less shares subject to repurchase	(379)	(884)	(410)	(935)

Denominator for basic net income (loss) per share	63,262	75,608	63,594	75,463
Effect of dilutive securities	—	1,019	—	—

Denominator for diluted net income (loss) per share	63,262	76,627	63,594	75,463

Basic net income (loss) per share	$(0.11)	$0.07	$(0.19)	$(0.51)

Diluted net income (loss) per share	$(0.11)	$0.07	$(0.19)	$(0.51)

NOTE 6—SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of photonics and microwave solutions for commercial and research applications. The Company evaluates performance and allocates resources based on consolidated revenues and overall profitability.

Geographic information for the three and six months ended June 29, 2003 and June 30, 2002 is presented below. Revenues are attributed to countries based on the location of customers.

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands)
Revenues
United States	$5,100	$6,261	$9,590	$12,186
Asia	570	654	1,314	1,695
Europe	581	2,199	1,485	5,329

Consolidated Total	$6,251	$9,114	$12,389	$19,210

NOTE 7—SIGNIFICANT CUSTOMERS

In the three months ended June 29, 2003, no individual customer accounted for more than 10% of the Company’s net revenues. In the three months ended June 30, 2002, Xtera Communications, Inc. and Alcatel S.A. accounted for 13.0% and 12.3% of the Company’s net revenues, respectively. As a result of restructuring actions completed in 2002, the Company eliminated its fiber optic component product lines and thereby reduced its dependence on the telecommunications industry, where a significant portion of its net revenue was derived from several major customers.

NOTE 8—CONTINGENCIES

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and it asserted claims against the Company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the Company and its officers and directors with leave to amend. On November 15, 2002, Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the Company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the Company’s February 15, 2001 acquisition of Globe Y Technology, Inc. On March 11, 2003, the court granted the Company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim with leave to amend. On April 11, 2003, Howard Yue filed a second amended complaint asserting seven causes of action similar to those in the amended complaint and stemming from the Company’s acquisition of Globe Y Technology, Inc. The second amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On July 22, 2003, the court granted the Company’s motion to dismiss several causes of action in the second amended complaint with leave to amend. Discovery in this matter is ongoing.

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

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against New Focus. A proposal has been made for the settlement and release of claims against issuer defendants, including the Company. The Company has accepted the proposed settlement. The proposed settlement is subject to a number of conditions, including approval by the court.

On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including William L. Potts, Jr., the Company’s Chief Financial Officer, and Kenneth Westrick, the Company’s former Chief Executive Officer. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of the Company’s common stock. As against Mr. Potts, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of the Company’s common stock. On July 16, 2003 the court issued an order clarifying that the plaintiffs’ claims against the Company and Messrs. Potts and Westrick were dismissed without prejudice.

The sale and manufacture of certain of the Company’s products require continued compliance with governmental security and import/export regulations. The Company has recently been notified of potential charges that may be brought against it for certain export violations. The Company has been cooperating with the U.S. Department of Commerce and expects that the ultimate settlement of these charges is not likely to have a material adverse affect on its financial position or its ability to export its products in the future.

An unfavorable resolution of any of the foregoing lawsuits or claims could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, the Company is subject to various claims that arise in the normal course of business.

NOTE 9—INDEMNIFICATIONS

The Company has off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Additionally, the Company has indemnification agreements with each of its directors and certain employees. The Company has not recorded a liability associated with these guarantees, as the Company has little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability and director and employee indemnifications may be mitigated by insurance coverage that the Company maintains.

NOTE 10—RESTRUCTURING LIABILITIES

As of June 29, 2003, approximately $18.4 million in accrued restructuring costs, consisting of approximately $105,000 for severance and approximately $18.3 million for facility closure costs, remained in current and long-term liabilities. These liabilities arose from the Company’s restructuring actions to eliminate its telecom-related component product lines, reduce headcount and consolidate facilities, which were taken over a six-quarter period that commenced in the second quarter of 2001. During 2003, the Company recorded restructuring and impairment charges totaling approximately $2.1 million. These charges included adjustments to increase its restructuring liability by approximately $137,000 primarily due to higher than anticipated costs associated with the Company’s facility closure plans. Further, the Company recorded asset impairment charges of $1.6 million to reduce the carrying value of its unused China manufacturing facility and $417,000 attributable to the July 2003 closure of its product development site in Wisconsin. The Company previously impaired the value of the China facility in the first quarter of 2002 in conjunction with its decision to exit its passive optical components business. The additional $1.6 million impairment charge recorded in the second quarter of 2003 is based upon market conditions for real estate in the Shenzhen area of southern China. The Company expects to pay out its cash liabilities through 2011.

The table below summarizes changes in the Company’s restructuring liabilities for the six months ended June 29, 2003 (in thousands):

	Beginning Balance as of December 29, 2002	Provision Six Months Ended June 29, 2003	Cash Payments	Non-cash Charges	Ending Balance as of June 29, 2003
Restructuring and impairment activities:
Workforce reduction severance costs	$676	$(99)	$(472)	$—	$105
Facility closure costs	20,712	170	(2,466)	(168)	18,248
Property and equipment write-downs	—	2,083	—	(2,083)	—

Restructuring charges	$21,388	$2,154	$(2,938)	$(2,251)	$18,353

NOTE 11—STOCK REPURCHASE PROGRAM

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

NOTE 12—RECENT ACCOUNTING DEVELOPMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is in the process of evaluating the financial statement impact, if any, of adopting EITF Issue 00-21.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effects of FIN 46, but does not expect that the adoption of FIN 46 will have a material effect on its results of operations or financial position.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The Company is currently evaluating the effects of FAS 150, but does not expect that the adoption of FAS 150 will have a material effect on its results of operations or financial position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

•	the anticipated market trends and uncertainties;

•	the effectiveness of our business strategy;

•	our ability to grow revenues from sales of our existing product lines;

•	continued growth in demand for our RF microwave amplifiers;

•	the revenue outlooks for future periods, and general trends in our fiscal year 2003 quarterly revenues;

•	the revenue and gross margin outlook for the third quarter of 2003;

•	our plans to increase our revenues through strategic combinations;

•	development and release of new products;

•	anticipated expenditures for research and development, sales and marketing, and general and administrative expenses;

•	expected capital expenditures;

•	the adequacy of our capital resources to fund our operations;

•	the outcome of pending litigation; and

•	the effect of accounting pronouncements on our results of operations.

These statements are only predictions and are subject to risks and uncertainties, including the following:

•	the difficulty of forecasting revenues due to weakness and uncertainties related to general economic conditions and overall demand within our markets and among our current and prospective customers;

•	the high sensitivity of the size of our net loss to our level of revenue due to the fixed cost structure arising from the complexity of our business;

•	our ability to improve margin performance through improved manufacturing efficiencies;

•	our ability to introduce and gain customer acceptance of new products on a timely basis;

•	the failure to execute on our business combination and partnering strategies and our expansion into new markets, which may prevent achievement of profitability in a timely manner;

•	the difficulty of achieving further cost reductions without jeopardizing product development schedules, delivery schedules, product quality, and regulatory compliance;

•	unforeseen development delays for new products that limit our ability to generate volume revenues;

•	the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of our business combination and partnering strategies;

•	the outcome of current litigation;

•	our ability to generate future revenues from new products commensurate with prior investments in research and development activities; and

•	the protection of our proprietary technology.

Other risks that may affect our financial performance are listed in our various reports on file with the SEC, including our fiscal year 2002 annual report on Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We develop and manufacture photonics and microwave solutions for both commercial and research applications. Our products include tunable lasers for test and measurement applications, high-speed radio-frequency (RF) amplifiers, and advanced photonics tools. Our products serve a broad range of diversified markets within the semiconductor, industrial, biomedical, defense and telecommunications industries. In an effort to expand our sales to OEM customers, we are pursuing new and emerging applications for modules and subsystems within these markets, in particular modules and subsystems that would use our photonics tools and tunable lasers. Given the difficulty in accurately assessing the size and growth rates of these market opportunities, we will need to constantly balance new product development expenses against future revenue expectations in order to show improvement in our financial results.

As a result of the sharp decline in the telecommunications industry that began in 2001, we undertook significant restructuring efforts over the six-quarter period between the second quarter of 2001 and the end of the third quarter of 2002. By the end of fiscal year 2002, we had:

•	Eliminated our telecom-related component product lines by selling our passive optical component product line and our network tunable laser technology, and by ceasing development of next-generation high-speed RF products for telecom applications;

•	Consolidated our operations into approximately 60,000 square feet of space (one primary facility plus some ancillary space), down from seven facilities encompassing approximately 573,000 square feet;

•	Reduced our worldwide work force to approximately 250 people in the fourth quarter of 2002 from a peak employment level of 2,100 people in the first quarter of 2001;

•	Exited the fourth quarter of 2002 with a lower net loss, due primarily to improved operating performance, minimal restructuring and impairment charges, and reduced amortization of intangibles and deferred compensation; and

•	Refocused our business on product areas that were less dependent on the telecommunications industry.

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

In the first quarter of 2003, we further reduced our net loss to $5.1 million from $9.7 million in the fourth quarter of 2002. In the second quarter of 2003 our net loss increased to $7.2 million. Our second quarter results included asset impairment charges of $1.6 million related to our facility held for sale in Shenzhen, China and $0.4 million related to the closure of our product development site in Wisconsin in July 2003. We previously impaired the value of our China facility in the first quarter of 2002 in conjunction with our decision to exit our passive optical components business. The additional $1.6 million impairment charge related to our China facility is based upon market conditions for real estate in the Shenzhen area of southern China. In addition to the $0.4 million impairment charge recorded in the second quarter of 2003, we will record restructuring charges of approximately $0.2 million in the third quarter of 2003 associated with closing our Wisconsin facility. In order to improve our gross margin and operating results during 2003 we will continue to focus attention on our manufacturing efficiencies and challenge our overall expense structure.

To position us for a recovery of our markets, we are expanding our catalog offerings and pursuing OEM opportunities for our photonics products. We continue to receive design-in awards from various OEM customers, but current market conditions are limiting the near-term revenue opportunities from these wins. On the other hand, demand for our RF microwave amplifiers continues to expand. As a result of these trends, we expect to see only modest improvement in our product revenues between the second and third quarters of 2003. In addition to our product revenues, we expect to record in the third quarter $1.4 million in revenue for product royalties arising from the sale of our passive optical component line to Finisar Corporation last year.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Restructuring and asset impairment. For the fiscal year ended December 29, 2002, we recorded restructuring and asset impairment charges totaling $72.2 million. The restructuring and impairment charges included $44.3 million for the write-down of our property, plant and equipment, $22.9 million for facility closure costs, and $5.0 million in severance costs. In the six months ended June 29, 2003, we recorded additional asset impairment charges totaling $2.1 million. At June 29, 2003, we had a remaining restructuring accrual of $18.4 million that represents the estimated cash outflows in future periods associated with our restructuring actions. Our restructuring plans included vacating and subleasing certain of our leased facilities. At June 29, 2003, we have included in our restructuring liability approximately $15.1 million related to estimated lease losses, net of expected sublease income. In determining the lease loss, various assumptions were used including the estimated time period over which the facilities will be vacant, expected sublease term and sublease rates. The reserve represents our current estimate and may be adjusted upon the occurrence of future events. These events may include, but are not limited to, changes in estimates relating to time to sublease the facilities, sublease terms and sublease rates. Additionally, in the first quarter of 2002 we estimated the value of our idled manufacturing facility in Shenzhen, China that is held for sale and subsequently adjusted this carrying value in the second quarter of 2003. Our current estimates may require an adjustment if market conditions change in future periods. Such adjustment could materially affect our results of operations.

Inventories. Inventories are stated at the lower of cost (determined using the first in, first out method) or market (estimated net realizable value). We generally plan production based on orders received and forecasted demand. We also maintain a stock of certain products for our photonics tools business. We must order components and build inventories in advance of product shipments. The forecasted demand estimates are dependent on our assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. As our markets are volatile and are subject to technological risks and price changes as well as inventory reduction programs by our customers, there is a risk that we will forecast incorrectly and produce excess inventories of particular products. As a result, actual demand will likely differ from forecasts, and such a difference may have a material adverse effect on actual results of operations. In the past, we have incurred charges related to excess inventory write-downs and related order cancellation fees due to the abrupt and severe downturn in the telecommunications industry, and also due to the divestiture of our passive optical component product line. The excess inventory write-downs and related order cancellation fees were calculated in accordance with our policy, which is based on inventory levels in excess of estimated six-month demand and our judgment for each specific product. Should actual demand differ from our estimates, revisions to our previous inventory write-downs would be required.

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

Notes Receivable. During 2000 and 2001, we made $16.8 million in full recourse loans to employees. We maintain reserves for estimated losses resulting from the inability of these individuals to make their required payments. At June 29, 2003, loans with an aggregate principal and interest value of $8.0 million, of which $4.7 million had been reserved, were outstanding from a former officer and three employees, including two current officers. We analyze the need for a reserve by considering our collateral with respect to each loan, payment history, our knowledge of each individual’s other assets and the maturity date of the loan. Based on these factors, we recorded a charge of $4.7 million related to one loan during the fiscal year ended December 29, 2002 and ceased accruing interest on this loan for financial reporting purposes. Should the financial condition of the borrowers decline in the future we may be required to take additional charges which would have an adverse impact on our results of operations.

Impairment of goodwill and other intangible assets. At June 29, 2003, we had $1.0 million remaining in an acquired intangible asset. In assessing the recoverability of our intangible asset, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for this asset. We have written off $289.3 million and $7.7 million of goodwill and other intangible assets during fiscal years 2001 and 2002, respectively.

Revenue recognition. We recognize revenue at the time of title transfer, with provisions established for estimated product returns and allowances. These returns and allowances are estimated based on historical experience. If our estimates do not accurately anticipate future returns, revenue could be misstated. Revenue on the shipment of evaluation units is deferred until customer acceptance.

Results of Operations

Net Revenues

Net revenues decreased to $6.3 million for the three months ended June 29, 2003, from $9.1 million for the three months ended June 30, 2002. The $2.8 million decrease in net revenues for the comparable periods was largely attributable to a $1.6 million decrease in sales of passive components due to our decision in 2002 to divest of our passive component product line; a $0.6 million decrease in sales of our high-speed RF products, primarily due to the widespread business downturn in the telecommunications industry and our resulting decision in 2002 to cease development of our next-generation, high-speed RF products for telecom applications; and a $0.6 million decrease in sales of our photonics tools as a result of continued sluggish market conditions and the lack of a recovery in the semiconductor industry and research markets across multiple industries.

Net revenues decreased to $12.4 million for the six months ended June 29, 2003 from $19.2 million for the six months ended June 30, 2002. The $6.8 million decline in net revenues between the comparable six-month periods was due to the same factors as discussed for the three-month periods. Sales of our passive components, high-speed RF products and photonics tools, decreased approximately $2.1 million, $2.4 million and $1.3 million, respectively, in the first six months of 2003 compared to the first six months of 2002. Additionally, sales of our tunable laser products decreased approximately $1.1 million in the first six months of 2003 compared to the first six months of 2002 primarily due to the continued sluggish market conditions.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred stock compensation, improved to a profit of 17.0% in the three months ended June 29, 2003, compared to a loss of 36.5% in the three months ended June 30, 2002. Excluding amortization of deferred stock compensation of $3,000 in the three months ended June 29, 2003 and a reversal of previously amortized deferred stock compensation of $455,000 in the three months ended June 30, 2002, the gross profit (loss) percentage improved to a profit of 17.1% in the three months ended June 29, 2003 from a loss of 41.5% in the three months ended June 30, 2002. This improvement to a profit was primarily due to improved manufacturing efficiencies and lower manufacturing overhead expenses as a result of the closure of underutilized facilities and completion of our relocation activities in the third quarter of 2002. Gross profit (loss) percentage, including amortization of deferred stock compensation, improved to a profit of 18.8% in the six months ended June 29, 2003, compared to a loss of 37.4% in the six months ended June 30, 2002. Excluding amortization of deferred stock compensation of $41,000 in the six months ended June 29, 2003 and a reversal of previously amortized deferred stock compensation of $424,000 in the six months ended June 30, 2002 the gross profit (loss) percentage improved to a profit of 19.1% in the six months ended June 29, 2003 from a loss of 39.6% in the six months ended June 30, 2002.

Our gross margin percentage for the second quarter of 2003 declined sequentially to 17.1% from the 21.3% reported for the first quarter of 2003. Our gross margin percentage for the second quarter of 2003 was dampened by a temporary interruption in the supply of certain components we source from an overseas supplier. As a result we have had to source these products from U.S. suppliers at a substantially higher cost. While we have taken actions to mitigate this unfavorable material cost effect, we do not expect the unfavorable effect to be completely eliminated until the fourth quarter of 2003. We expect that the gross margin percentage related to product revenues in the third quarter of 2003 will remain relatively flat, or improve slightly, over the 17.1% reported for the second quarter of 2003. Our overall gross margin, including the positive effects of royalty revenues, should exceed 30% in the third quarter of 2003.

Research and Development Expenses

        Research and development expenses, including amortization of deferred stock compensation, decreased to $2.5 million in the three months ended June 29, 2003, from $8.1 million, in the three months ended June 30, 2002. Excluding amortization of deferred stock compensation of $139,000 and $1.6 million, respectively, research and development expenses decreased to $2.4 million, or 37.7% of net revenues, in the three months ended June 29, 2003, from $6.5 million, or 71.5% of net revenues, in the three months ended June 30, 2002. Research and development expenses, including amortization of deferred stock compensation, decreased to $4.8 million in the six months ended June 29, 2003, from $18.6 million in the six months ended June 30, 2002. Excluding amortization of deferred stock compensation of $299,000 and $4.7 million, respectively, research and development expenses decreased to $4.5 million, or 36.5% of net revenues, in the six months ended June 29, 2003, from $13.9 million, or 72.2% of net revenues, in the six months ended June 30, 2002. Research and development expenses, excluding amortization of deferred stock compensation, decreased in absolute dollars and as a percentage of net revenues for both the three and six months ended June 29, 2003 due primarily to the sale of our network tunable laser technology, the divestiture of our passive optical component product line and our decision to cease development of our next-generation high-speed RF telecommunications products. We anticipate that our quarterly research and development expenses will decrease slightly in the last half of 2003 from the level incurred for the second quarter of 2003.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred stock compensation, decreased to $1.5 million in the three months ended June 29, 2003, from $2.2 million in the three months ended June 30, 2002. Excluding amortization of deferred stock compensation of $22,000 in the three months ended June 29, 2003 and a reversal of previously amortized deferred stock compensation of $146,000 for the three months ended June 30, 2002, sales and marketing expenses decreased to $1.5 million, or 24.1% of net revenues, in the three months ended June 29, 2003, from $2.3 million, or 25.4% of net revenues, in the three months ended June 30, 2002. Sales and marketing expenses, including amortization of deferred stock compensation, decreased to $3.0 million in the six months ended June 29, 2003, from $4.8 million in the six months ended June 30, 2002. Excluding amortization of deferred stock compensation of $22,000 in the six months ended June 29, 2003 and a reversal of previously amortized deferred stock compensation of $105,000 for the six months ended June 30, 2002, sales and marketing expenses decreased to $3.0 million, or 24.4% of net revenues, in the six months ended June 29, 2003, from $4.9 million, or 25.5% of net revenues, in the three months ended June 30, 2002. The reduction in sales and marketing expenses in both absolute dollars and as a percentage of net revenues was primarily attributable to the divestiture of our passive optical component product line, cessation of our development of next-generation high-speed RF telecommunication products and consolidation of our facilities. We expect that our quarterly sales and marketing expenses will remain flat, or increase slightly in the last half of 2003 from the level incurred for the second quarter of 2003 due to publication of our annual photonics tool catalog.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred stock compensation, decreased to $2.9 million in the three months ended June 29, 2003, from $4.3 million in the three months ended June 30, 2002. Excluding amortization of deferred stock compensation of $312,000 and $37,000, respectively, general and administrative expenses decreased to $2.6 million, or 41.1% of net revenues, in the three months ended June 29, 2003, from $4.3 million, or 47.1% of net revenues, in the three months ended June 30, 2002. General and administrative expenses, including amortization of deferred stock compensation, decreased to $6.4 million in the six months ended June 29, 2003, from $8.5 million in the six months ended June 30, 2002. Excluding amortization of deferred stock compensation of $641,000 and $318,000, respectively, general and administrative expenses decreased to $5.7 million, or 46.4% of net revenues, in the six months ended June 29, 2003, from $8.2 million, or 42.6% of net revenues, in the six months ended June 30, 2002. The decrease in absolute dollars and as a percentage of sales for both the three and six months of 2003 was a result of lower salaries and lower facility occupancy costs arising from our facilities consolidation and restructuring activities completed in the second half of 2002. We expect that our quarterly general and administrative expenses will decrease slightly in the last half of 2003 from the level incurred for the second quarter of 2003.

Amortization of Intangible Assets

Amortization of the intangible assets that arose from our acquisitions of JCA Technology, Inc. and Globe Y Technology, Inc. in January and February 2001, respectively, totaled $173,000 and $1.3 million in the three months ended June 29, 2003 and June 30, 2002, respectively. Amortization of these intangible assets totaled $346,000 and $2.7 million in the six months ended June 29, 2003 and June 30, 2002, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001. An additional $7.7 million write-down of intangible assets was recorded in the second quarter of 2002 when we determined that we would discontinue new product development for certain high-speed RF products manufactured by JCA and close the operations of Globe Y. As of June 29, 2003, we have $1.0 million remaining in an acquired intangible asset related to JCA and no remaining acquired intangibles related to Globe Y. The remaining intangible asset related to JCA is being amortized over its estimated useful life of four years.

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

Restructuring and Impairment Charges

        In the three months ended June 29, 2003, we recorded restructuring and impairment charges totaling approximately $2.1 million. These charges included adjustments to increase our restructuring liability by approximately $105,000 primarily due to higher than anticipated costs associated with our facility closure plans. Further, we recorded asset impairment charges of $1.6 million to reduce the carrying value of our unused China manufacturing facility and $417,000 attributable to the July 2003 closure of our product development site in Wisconsin. We previously impaired the value of the China facility in the first quarter of 2002 in conjunction with our decision to exit our passive optical components business. The additional $1.6 million impairment charge recorded in the second quarter of 2003 is based upon current market conditions for real estate in the Shenzhen area of southern

China. During the three months ended June 30, 2002, we recorded restructuring and asset impairment charges totaling approximately $11.6 million, including approximately $6.5 million for the write-down of our assets, approximately $2.1 million related to facility closure costs and approximately $3.0 million for severance costs associated with our passive component product line divestiture, sale of our network tunable laser technology, and closing of our China facility. During the six months ended June 29, 2003, we recorded restructuring and asset impairment charges totaling $2.2 million. These charges included asset impairment charges of $2.1 million as discussed for the three months ended June 29, 2003 and adjustments of $137,000 to our restructuring liabilities. We reduced our accruals for severance-related costs by $99,000, increased our facility closure costs by $170,000 and recorded a charge for excess machinery and equipment of $66,000. During the six months ended June 30, 2002, we recorded restructuring and asset impairment charges totaling $35.6 million related to the divestiture of our passive optical components product line, the discontinuance of new product development for certain high-speed RF amplifiers and the consolidation of our facilities. These charges included a total of $29.9 million for the impairment of assets, $3.7 million for severance and $2.1 million related to facility closure costs. Our accruals for these restructuring activities are based upon our estimate of costs we expect to incur in future periods. Actual results could differ from these estimate and such differences could have a material adverse impact on our financial statements.

Interest and Other Income, net

Interest and other income, net totaled $0.9 million and $2.1 million for the three and six months ended June 29, 2003, respectively, compared to $43.9 million and $46.4 million for the three and six months ended June 30, 2002, respectively. The three and six month totals for 2002 included a gain of $41.5 million from the sales of our network tunable technology to Intel and our passive optical component product line to Finisar. Excluding this gain the three and six month results for 2002 were $2.4 million and $4.9 million, respectively. The decreases between the three and six month periods of 2003 and 2002 were due to a combination of lower average cash and investment balances and lower average interest rates earned on our cash and investment balances in the three and six months ended June 29, 2003. Cash and investment balances were lower in the three and six months ended June 29, 2003 than in the prior year periods primarily due to the repurchase of approximately $45 million of our common stock between October 2002 and February 2003.

Income Taxes

As a result of our significant on-going losses, no income tax provisions or benefits were recorded for the three and six months ended June 29, 2003 and June 30, 2002.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased to approximately $251.9 million at June 29, 2003, from approximately $279.4 million at December 29, 2002. The decrease in cash, cash equivalents and short-term investments was primarily due to outflows from operating activities and the use of approximately $16.6 million to repurchase shares of our common stock during January and February 2003. Net working capital was approximately $247.5 million at June 29, 2003.

Cash used in operating activities of approximately $11.4 million in the six months ended June 29, 2003 was primarily attributable to the net effect of our net loss of approximately $12.3 million and decreases in accounts payable, accrued expenses and accrued restructuring charges totaling $4.4 million, offset by depreciation and amortization of approximately $2.8 million, non-cash impairment charges of $2.1 million and a decrease in trade accounts receivable of approximately $0.5 million. Cash provided by investing activities, excluding net proceeds from sales and maturities of investments, was approximately $0.2 million for the six months ended June 29, 2003. Cash used by financing activities for the six months ended June 29, 2003 was $15.9 million, primarily due to the repurchase of 4.85 million shares of our common stock for approximately $16.6 million, partially offset by proceeds from purchases under employee stock programs.

Our expenditures for capital equipment were minimal in the six months ended June 29, 2003. We expect that our capital expenditures will continue to be minimal for the balance of 2003.

As of June 29, 2003, our principal commitments consisted of obligations outstanding under our restructuring activities and our facility operating leases. Our future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year End
2003	$2,993
2004	6,106
2005	6,048
2006	6,364
2007	4,141
Thereafter	4,002

Total	$29,654

Included in future minimum lease payments above are approximately $25.7 million related to unoccupied facilities as a result of our restructuring activities. Future minimum sublease income to be received under a non-cancelable sublease totals approximately $1.4 million and has been deducted from the future minimum lease payments above.

Under the terms of certain facility lease agreements, we have provided irrevocable letters of credit totaling $4.2 million as collateral for the performance of our obligations under the leases.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments to hedge such risks.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We maintain our cash and cash equivalents primarily in money market funds. Our short-term investments consist primarily of U.S. government treasury and agency securities with original maturity dates between three months and approximately two years. We do not have any derivative financial instruments. Accordingly, we do not believe that our investments have significant exposure to interest rate risk.

Exchange Rate Sensitivity

Substantially all of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. Accordingly, we do not believe we have significant exposure to exchange rate sensitivity.

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this report. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

Risks Related to Our Financial Results

We have a history of losses and such net losses will likely continue if we are unable to increase our revenues and contain our costs or complete an accretive acquisition.

We incurred net losses of approximately $7.2 million for the quarter ended June 29, 2003, compared to net losses of approximately $5.1 million for the quarter ended March 30, 2003. For the fiscal year ended December 29, 2002, we incurred net losses of approximately $104.8 million, approximately $495.4 million for the fiscal year ended December 30, 2001, and approximately $36.0 million for the fiscal year ended December 31, 2000. As of June 29, 2003, we had an accumulated deficit of approximately $664.0 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from existing product lines through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Therefore, we continue to evaluate business combinations and partnering strategies in our core business areas that would improve our market share position, increase our revenue, improve on our net loss position and accelerate our ability to reach profitability. Even if we complete an acquisition or enter into a partnering relationship that we believe would improve our financial results, actual financial results could differ and we could continue to incur net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our future revenues are inherently unpredictable, and as a result, we may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

We have experienced reduced order volumes of current products and slow market adoption of new products and these factors have, and will continue to have, an adverse effect on our revenues and operating results. We have only recently begun targeting some of the diversified markets that we intend to serve, and certain of the markets we serve are new and emerging and require us to continually assess new product development. As a result, we are unable to predict future revenues accurately or provide meaningful long-term guidance for our future financial performance. Many of our expenses are fixed in the short term, and the steps we have taken to reduce spending may not be adequate if our revenues are lower than we project. If we are unable to accurately forecast our revenues, we will incur charges that will harm our operating results. Any new product introductions will also result in increased operating expenses in advance of generating revenues, if any. Therefore, our quarterly net losses could be greater than expected. Additional factors contributing to the difficulty in predicting future operating results include:

•	uncertainty regarding the capital equipment requirements in various industries, such as semiconductor and telecommunications, upon which we depend for sales of our test and measurement lasers and certain other products;

•	increased availability of used equipment due to current market conditions;

•	general market and economic uncertainty;

•	limited backlog and near-term sales visibility; and

•	variable and gross margin trends for our three product families.

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

Our operating results have in the past been and may in the future be adversely affected by purchase accounting treatment, primarily due to the effect of in-process research and development charges and the amortization of and impairment charges relating to goodwill and other intangibles originating from acquisitions. For fiscal year 2001, we recorded acquisition-related amortization expenses of approximately $54.5 million. During 2001, under applicable accounting rules, we periodically evaluated the carrying value of our goodwill and other intangible assets. As a result of these evaluations, we recorded charges totaling approximately $289.3 million for impairment of goodwill and other intangible assets in 2001. At December 30, 2001, all of the remaining goodwill associated with our acquisitions had been written off through impairment charges. At June 30, 2002, we recorded an impairment charge of $7.7 million against remaining intangibles associated with our acquisitions of JCA Technology, Inc. (JCA) and Globe Y Technology, Inc. (Globe Y). As of June 29, 2003, the net book value of other intangible assets arising from our acquisition of JCA was approximately $1.0 million. We have no remaining book value related to intangible assets arising from our acquisition of Globe Y. Purchase accounting treatment of future mergers and acquisitions or the write-down of goodwill and other long-lived assets could result in a reduction in net income or an increase in expenses, which could have a material and adverse effect on our results of operations.

Risks Related to Our Business

Our future success depends on our ability to successfully introduce new and enhanced products that meet the needs of our customers in a timely manner.

The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. We may not be able to develop the underlying core technologies necessary to create new or enhanced products, or to license or otherwise acquire these technologies from third parties. New product development and introduction may be delayed due to numerous factors, including:

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

We have three distinct product lines that require separate development, manufacturing and sales and marketing resources. Through product line divestitures and plant closures, we have taken steps to reduce the complexity of our business but multiple acquisition and business-related legal structures remain in place. Such legal entities require separate accounting and tax records and until such legal entities can be dissolved in accordance with the applicable laws our administrative costs will be adversely affected. In addition, as a public company we are subject to the reporting and other requirements under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. Compliance with these rules and regulations has become more complex, time-consuming and costly. Our business infrastructure is more complex than our revenues can currently support. If we are unable to grow our revenues sufficiently to support our business infrastructure, our results of operations will continue to be adversely affected and we may, in response, need to further reduce our infrastructure which would result in additional restructuring and impairment charges.

Our business combination and partnering strategies may be unsuccessful, which may harm our ability to grow revenues.

        We believe that our future success depends on our ability to introduce and market new products that we have either developed internally or acquired through strategic combinations or partnering relationships. We regularly review business combination and partnering prospects that would complement our existing product offerings, augment our market coverage, secure supplies of critical materials or enhance our technological capabilities. Our business combination and partnering strategies are subject to inherent risks associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the execution of this strategy. Further, we have in the past and may in the future incur substantial costs to evaluate potential business combinations. For example, during the quarter ended March 30, 2003, we expensed $0.9 million for professional services related to a potential acquisition that we did not pursue ultimately.

We will face technical, operational and strategic challenges that may prevent us from successfully integrating businesses we may acquire in the future.

Execution of our business combination and partnering strategies could result in a number of financial consequences, including without limitation:

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

Furthermore, business combinations involve numerous operational risks, including:

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

The markets for our products are competitive, and we believe that competition from both new and existing competitors will increase in the future. We compete in several specialized markets against a limited number of companies. Many of our existing and potential competitors are more established, have greater name recognition and possess greater financial, technological and marketing resources than we do. Other competitors are small and highly specialized firms that are able to focus on only one aspect of a market.

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

We are involved in several lawsuits and legal proceedings, and may become involved in additional lawsuits or legal proceedings in the future. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations. For more information about current legal proceedings, see “Part II, Item 1—Legal Proceedings.”

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

We have reduced our work force from a peak of approximately 2,100 employees in the first quarter of 2001 to approximately 250 employees at the end of December 2002 and June 2003. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely affect our ability to develop and sell our products. Furthermore, government regulations and immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended June 29, 2003, approximately 18% of our net revenues were from international sales, and for the fiscal year ended December 29, 2002, approximately 33% of our net revenues were from international sales. Sales to customers outside North America have decreased as a percentage of our net revenues due to the divestiture of our passive optical component product line and cessation of development of certain high-speed RF telecommunication products, but international sales continue to be significant.

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

Risks Related to Manufacturing Our Products

Delays, disruptions or quality control problems in manufacturing could result in delays in shipments of products to customers and the cost and complexity of complying with government regulations could adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. The sale and manufacture of certain of our products require continued compliance with governmental security and import/export regulations. We have recently been notified of potential charges that may be brought against us for certain export violations. We have been cooperating with the U.S. Department of Commerce and expect that the ultimate settlement of these charges is not likely to have a material adverse affect on our financial position or our ability to export our products in the future. Any disruptions in the future, including disruptions as a result of the consolidation of facilities or failure to maintain compliance with governmental regulations, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

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

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. Current difficult economic conditions could adversely affect the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components, increase our product costs and lower gross margins, or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. For example, we have recently experienced a temporary interruption in the supply of certain components we source from an overseas supplier. As a result we have had to source these products from U.S. suppliers at a substantially higher cost. Our gross margin percentage for the second quarter of 2003 declined sequentially from the first quarter of 2003 in part due to the short-term effect of these unfavorable material costs.

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

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus, in Alameda County Superior Court. The action was subsequently transferred to Santa Clara County Superior Court. The action was captioned Globe Y Technology, Inc. v. New Focus, Inc. et al., and it asserted claims against the company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. On September 10, 2002, the Santa Clara County Superior Court entered an order dismissing without prejudice the claims against the company and its officers and directors with leave to amend. On November 15, 2002 Howard Yue filed an amended complaint on behalf of himself. Globe Y Technology, Inc. is not named as a plaintiff in the amended complaint. The amended complaint is captioned Howard Yue v. New Focus, Inc., et al. and asserts claims against the company and several of its officers and directors. The amended complaint alleges eight causes of action similar to those alleged in the original complaint. As with the original complaint, the claims asserted in the amended complaint stem from the company’s February 15, 2001 acquisition of Globe Y Technology, Inc. On March 11, 2003, the court granted the company’s motion to dismiss several causes of action in the amended complaint for failure to state a claim with leave to amend. On April 11, 2003, Howard Yue filed a second amended complaint asserting seven causes of action similar to those in the amended complaint and stemming from the company’s acquisition of Globe Y Technology, Inc. On July 22, 2003, the court granted the company’s motion to dismiss several causes of action in the second amended complaint with leave to amend. The second amended complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. We believe that the claims in the second amended complaint are without merit and will continue to defend against this lawsuit vigorously. Discovery in this matter is ongoing.

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

Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters other than trial. On or about July 15, 2002, defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against New Focus. A proposal has been made for the settlement and release of claims against the issuer defendants, including New Focus. We have accepted the proposed settlement. The proposed settlement is subject to a number of conditions, including approval by the court. If the settlement does not occur, and litigation against us continues, we believe that we have meritorious defenses and intend to defend the case vigorously. An unfavorable resolution of this lawsuit could have a material adverse effect on our business, results of operations or financial condition.

        On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including William L. Potts, Jr., our Chief Financial Officer, and Kenneth Westrick, our former Chief Executive Officer. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of our common stock. As against Messrs. Potts and Westrick, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of our common stock. On July 16, 2003, the court issued an order clarifying that the plaintiffs’ claims against the company and Messrs. Potts and Westrick were dismissed without prejudice.

An unfavorable resolution of any of the foregoing lawsuits or claims could have a material adverse effect on the business, results of operations or financial condition of the company.

In addition, we are subject to various claims that arise in the normal course of business.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 28, 2003 in San Jose, California. Of the 63,622,194 shares outstanding as of the record date, 49,919,547 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

To elect two (2) Class III directors to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Dr. Peter F. Bordui	49,410,086	509,461
Don G. Hallacy	48,657,288	1,262,259

To approve an amendment to the 2000 Director Option Plan to increase the automatic annual share grant to non-employee directors from 5,000 shares to 10,000 shares.

Votes for	47,219,209
Votes against	2,571,934
Votes abstaining	128,404

To ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 28, 2003.

Votes for	49,589,712
Votes against	280,899
Votes abstaining	48,936

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

b) Reports on Form 8-K

Form 8-K filed on April 23, 2003 furnishing the Company’s press release announcing first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE: August 12, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer (Principal Executive Officer)

DATE: August 12, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Certifications

I, Nicola Pignati, President and Chief Executive Officer of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer (Principal Executive Officer)

Certifications

I, William L. Potts, Jr., Chief Financial Officer and Secretary of New Focus, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Focus, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(2)	Bylaws of the Registrant, as amended

4.1	(3)	Preferred Stock Rights Agreement, dated July 26, 2001

99.1		Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.

(2)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.

(3)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.