Form 10-Q
period 2003-09-28
NEW FOCUS INC
filed 2003-11-10
CIK 1090215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2003

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

On October 31, 2003, 64,822,024 shares of the Registrant’s common stock, $0.001 par value, were issued and outstanding.

INDEX

NEW FOCUS, INC.

PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

NEW FOCUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 28, 2003	December 29, 2002
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$193,568	$178,430
Short-term investments	56,154	100,928
Trade accounts receivable, less allowances of $398 in 2003 and $552 in 2002	3,205	3,048
Inventories:
Raw materials	1,585	1,597
Work in progress	629	356
Finished goods	1,046	1,169

Total Inventories	3,260	3,122
Prepaid expenses and other current assets	3,812	3,480

Total current assets	259,999	289,008

Property, plant and equipment:
Assets held for sale	13,712	15,675

Manufacturing and development equipment	5,419	7,727
Computer software and equipment	4,072	4,303
Office equipment	910	984
Leasehold improvements	1,970	1,903

	26,083	30,592
Less allowances for depreciation and amortization	(8,068)	(7,525)

Net property, plant and equipment	18,015	23,067
Intangible assets, net of accumulated amortization and impairment of $1,884 in 2003 and $1,365 in 2002	875	1,394
Other assets	3,541	3,895

Total assets	$282,430	$317,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,626	$1,522
Accrued compensation and related benefits	1,622	4,252
Other accrued expenses	4,277	3,201
Restructuring accrual	6,388	6,534

Total current liabilities	13,913	15,509

Restructuring accrual—long term	10,861	14,854

Deferred rent	431	447
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized shares—10,000,000
Issued and outstanding—none
Common stock, $0.001 par value:	65	68
Authorized shares—250,000,000
Issued and outstanding—64,578,490 in 2003 and 68,297,798 in 2002
Additional paid-in capital	927,540	941,505
Notes receivable from stockholders	(1,232)	(1,401)
Deferred compensation	(897)	(2,546)
Accumulated other comprehensive income	118	647
Accumulated deficit	(668,369)	(651,719)

Total stockholders’ equity	257,225	286,554

Total liabilities and stockholders’ equity	$282,430	$317,364

Note: The December 29, 2002 consolidated balance sheet has been derived from audited financial statements.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net product revenues	$6,326	$6,743	$18,715	$25,953
Royalty Income	1,384	—	1,384	—

Total Revenue	7,710	6,743	20,099	25,953

Cost of net product revenues (1)	4,970	9,811	14,987	36,631

Gross profit (loss)	2,740	(3,068)	5,112	(10,678)

Operating Expenses:
Research and development (2)	2,076	4,321	6,653	19,702
Less funding received from research and development contracts	(144)	(72)	(195)	(1,574)

Net research and development	1,932	4,249	6,458	18,128
Sales and marketing (3)	1,344	1,837	4,368	6,727
General and administrative (4)	2,661	3,688	8,410	11,879
Amortization of goodwill and other intangibles	173	183	519	2,852
Impairment of goodwill and other intangibles	—	—	—	7,692
Restructuring and asset impairment charges	1,775	36,597	3,929	72,215
Deferred compensation	(120)	2,331	883	6,805

Total operating expenses	7,765	48,885	24,567	126,298

Operating loss	(5,025)	(51,953)	(19,455)	(136,976)

Interest income	860	2,030	2,979	6,928
Interest expense	—	—	—	(78)

Other income (expense), net	(204)	(6,531)	(174)	35,031

Loss before provision for income taxes	(4,369)	(56,454)	(16,650)	(95,095)
Provision for income taxes	—	—	—	—

Net loss	$(4,369)	$(56,454)	$(16,650)	$(95,095)

Basic and diluted net loss per share	$(0.07)	$(0.74)	$(0.26)	$(1.26)

Shares used to compute basic and diluted net loss per share	63,645	76,112	63,598	75,766

(1)	Excluding amortization of deferred compensation of $22 and $63 for the three and nine months ended September 28, 2003, and $196 and ($228) for the three and nine months ended September 29, 2002.
(2)	Excluding amortization of deferred compensation of ($252) and $47 for the three and nine months ended September 28, 2003, and $1,702 and $6,387 for the three and nine months ended September 29, 2002.
(3)	Excluding amortization of deferred compensation of $6 and $28 for the three and nine months ended September 28, 2003, and $93 and ($12) for the three and nine months ended September 29, 2002.
(4)	Excluding amortization of deferred compensation of $104 and $745 for the three and nine months ended September 28, 2003, and $340 and $658 for the three and nine months ended September 29, 2002.

See notes to consolidated financial statements.

NEW FOCUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Operating activities
Net loss	$(16,650)	$(95,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,016	7,845
Restructuring and impairment charges	2,623	50,693
Amortization of goodwill and other intangibles	519	2,852
Impairment of goodwill	—	7,692
Amortization of deferred compensation	883	6,805
Deferred rent	(16)	115
Loss on disposal of assets	—	340
Loss on equity investments	200	39
Compensation charge related to modification of stock option agreements	16	—
Gain from sale of assets related to divestiture	—	(41,263)
Changes in operating assets and liabilities:
Accounts receivable	(157)	1,709
Inventories	(138)	4,340
Prepaid expenses and other current assets	(316)	5,380
Accounts payable	104	(755)
Accrued expenses	(1,555)	(6,414)
Accrued restructuring	(3,933)	19,493
Deferred research and development funding	—	(1,775)

Net cash used in operating activities	(16,404)	(37,999)

Investing activities
Purchase of available-for-sale investments	(47,500)	(119,395)
Proceeds from sales and maturities of investments	91,746	179,588
Acquisition of property, plant and equipment	(188)	(1,426)
Proceeds from sale of property, plant and equipment	379	1,056
Proceeds from sale of assets related to divestiture	—	45,000
Decrease in other assets	154	10

Net cash provided by investing activities	44,591	104,833

Financing activities
Payments on equipment loan	—	(103)
Repurchase of common stock under share buy-back program	(16,595)	—
Proceeds from issuance of common stock, net of other repurchases	3,377	2,060
Proceeds from payment of notes receivable with shareholders	169	1,793

Net cash provided by (used in) financing activities	(13,049)	3,750

Increase in cash and cash equivalents	15,138	70,584

Cash and cash equivalents at beginning of period	178,430	78,664

Cash and cash equivalents at end of period	$193,568	$149,248

Supplemental disclosure of non-cash activities:
Exchange of note receivable for Finisar Corporation common stock	$—	$6,750

See notes to consolidated financial statements

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 28, 2003

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

The unaudited consolidated financial statements include all of the accounts of the Company and those of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The Company maintains a fifty-two/fifty-three week fiscal year cycle ending on the Sunday closest to December 31. The three-month periods ended September 28, 2003 and September 29, 2002 each contained 91 days. The nine-month periods ended September 28, 2003 and September 29, 2002 each contained 273 days.

NOTE 2—STOCK-BASED COMPENSATION

The Company accounts for its employee stock plans in accordance with the intrinsic value method. The following table illustrates the effect on net loss and loss per share had compensation expense for the Company’s stock-based award plans been determined based upon the fair value at the grant dates for awards under the plan. For purposes of pro forma disclosures, the estimated fair value of the stock options (including shares issued under the employee stock purchase plan, collectively the “options”) is amortized to expense over the applicable vesting periods of the options:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
(in thousands, except per share amounts)
Net loss as reported	$(4,369)	$(56,454)	$(16,650)	$(95,095)
Add: Stock-based employee compensation expense (reversal) included in reported net loss	(120)	2,331	883	6,805
Less: Total stock-based employee compensation expense under fair value based method for all awards	(1,308)	(2,678)	(4,200)	(9,739)

Pro forma net loss	$(5,797)	$(56,801)	$(19,967)	$(98,029)

Basic and diluted net loss per share—as reported	$(0.07)	$(0.74)	$(0.26)	$(1.26)

Basic and diluted net loss per share—pro forma	$(0.09)	$(0.75)	$(0.31)	$(1.29)

NOTE 3—INTANGIBLE ASSETS

As of September 28, 2003, the Company had $875,000 remaining in an acquired intangible asset related to its acquisition of JCA Technology, Inc. in January 2001. The remaining intangible asset is being amortized using the straight-line method over its estimated useful life of approximately four years. The intangible asset is composed of the following (in thousands):

	September 28, 2003	December 29, 2002
Developed technology	$2,759	$2,759
Less: accumulated amortization	(1,884)	(1,365)

	$875	$1,394

NOTE 4—COMPREHENSIVE INCOME (LOSS)

Comprehensive loss for the three months ended September 28, 2003 is $4.6 million, composed of the Company’s net loss of $4.4 million and $0.2 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the nine months ended September 28, 2003 is $17.2 million composed of the Company’s net loss of $16.7 million and $0.5 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the three months ended September 29, 2002 is $60.6 million, composed of the Company’s net loss of $56.5 million and $4.1 million of net unrealized holding losses on marketable equity securities. Comprehensive loss for the nine months ended September 29, 2002 is $99.6 million, composed of the Company’s net loss of $95.1 million and $4.5 million of net unrealized holding losses on marketable equity securities. The comprehensive loss for both the three- and nine-month periods ending September 29, 2002 includes an unrealized loss on Finisar Corporation common stock received in connection with the 2002 sale of the Company’s passive optical component line.

NOTE 5—LOSS PER SHARE

Basic and diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, less the common shares subject to repurchase. Options to purchase common stock excluded from the calculations of basic and diluted net loss per share were approximately 6,016,000 for the three and nine months ended September 28, 2003 and 9,995,000 for the three and nine months ended September 29, 2002.

The following table sets forth the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28 2003	September 29 2002	September 28 2003	September 29 2002
Net loss (numerator)	$(4,369)	$(56,454)	$(16,650)	$(95,095)

Shares used in computing basic and diluted net loss per share (denominator):
Weighted average common shares outstanding	63,971	76,674	63,992	76,449
Less shares subject to repurchase	(326)	(562)	(394)	(683)

Denominator for basic net loss per share	63,645	76,112	63,598	75,766

Basic and diluted net loss per share	$(0.07)	$(0.74)	$(0.26)	$(1.26)

NOTE 6—SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is organized and operates as one operating segment: the design, development, manufacturing, marketing and selling of photonics and microwave solutions for commercial and research applications. The Company evaluates performance and allocates resources based on consolidated revenues and overall profitability.

Geographic information for product revenues for the three and nine months ended September 28, 2003 and September 29, 2002 is presented below. Revenues are attributed to countries based on the location of customers.

	Three Months Ended		Nine Months Ended
	September 28 2003	September 29 2002	September 28 2003	September 29 2002
Geographic information
Net Product Revenues (in thousands)
United States	$4,905	$4,791	$14,495	$16,977
Asia	700	515	2,014	2,210
Europe	721	1,437	2,206	6,766

Consolidated Net Product Revenues	$6,326	$6,743	$18,715	$25,953

NOTE 7—ROYALTY INCOME

Under terms of the Company’s agreement to sell its passive optical component line to Finisar Corporation in 2002, the Company is to receive guaranteed minimum royalties totaling $5.4 million. In the third quarter of 2003, the Company received $1.4 million as the first of three annual minimum royalty payments. The Company is due to receive the remaining two annual minimum royalty payments of $2.0 million each in the third quarter of 2004 and 2005. The Company recognizes revenue on these royalties upon receipt of cash.

NOTE 8—SIGNIFICANT CUSTOMERS

In the three and nine months ended September 28, 2003 and September 29, 2002, no individual customer accounted for more than 10% of the Company’s net product revenues. As a result of restructuring actions completed in 2002, the Company eliminated its fiber optic component product lines and thereby reduced its dependence on the telecommunications industry, where a significant portion of its net product revenue was derived from several major customers.

NOTE 9—CONTINGENCIES

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus. The action, which is in Santa Clara County Superior Court, is captioned Howard Yue. V. New Focus, Inc. et al., Case No. CV808031 and asserts claims against the Company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company and the individual defendants have successfully petitioned the court to dismiss all or part of the Plaintiff’s complaint four times. Each time, the Court granted defendants’ motion to dismiss in whole or in part with leave to amend. On August 21, 2003, Plaintiff filed a Third Amended Complaint alleging substantially the same causes of action as his original complaint, but excluding the negligence cause of action. The only remaining plaintiff in the case is Howard Yue, and the only remaining defendants are New Focus, Ken Westrick, the Company’s former Chief Executive Officer, William L. Potts, Jr., the Company’s Chief Financial Officer and Timothy Day, the Company’s Chief Technology Officer. On October 6, 2003, New Focus answered the Third Amended Complaint and filed a cross complaint against Mr. Yue.

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

The sale and manufacture of certain of the Company’s products require continued compliance with governmental security and import/export regulations. The Company has recently been notified of potential charges that may be brought against it for certain export violations. The Company has been cooperating with the U.S. Department of Commerce.

An unfavorable resolution of any of the foregoing lawsuits or claims could have a material adverse effect on the business, results of operations or financial condition of the Company.

In addition, the Company is subject to various claims that arise in the normal course of business.

NOTE 10—INDEMNIFICATIONS

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

NOTE 11—RESTRUCTURING LIABILITIES

As of September 28, 2003, approximately $17.2 million in accrued restructuring costs, consisting of approximately $470,000 for severance and approximately $16.8 million for facility closure costs, remained in current and long-term liabilities. These liabilities arose from the Company’s restructuring actions to eliminate its telecom-related component product lines, reduce headcount and consolidate facilities, that began in the second quarter of 2001. During 2003, the Company recorded restructuring and impairment charges totaling approximately $3.9 million. These charges included asset impairment charges of $2.6 million composed of $1.6 million related to the Company’s idled manufacturing facility in Shenzhen, China, and $1.0 million related to the closure of the Company’s Wisconsin product development facility in July 2003 and idled equipment in both its Wisconsin and California sites. Additionally, in August 2003 the Company implemented a reduction-in-force in California. The Company recorded $1.0 million in severance costs primarily associated with approximately 42 employees related to the July and August 2003 restructuring activities. Facility closure costs totaled approximately $284,000 in the nine months ended September 28, 2003. The Company expects to pay out its cash liabilities through 2011.

The table below summarizes changes in the Company’s restructuring liabilities for the nine months ended September 28, 2003 (in thousands):

	Beginning Balance as of December 29, 2002	Provision Nine Months Ended September 28, 2003	Cash Payments	Non-cash Charges	Ending Balance as of September 28, 2003
Restructuring and impairment activities
Workforce reduction severance costs	$676	$1,022	$(1,228)	$—	$470
Facility closure costs	20,712	284	(4,049)	(168)	16,779
Property and equipment write-downs	—	2,623	—	(2,623)	—

Restructuring and impairment charges	$21,388	$3,929	$(5,277)	$(2,791)	$17,249

NOTE 12—STOCK REPURCHASE PROGRAM

In February 2003, the Company completed its $45 million share repurchase program, which resulted in the repurchase of 13.1 million shares of its common stock, at a total cost of approximately $45.3 million, between late October 2002 and early February 2003. In January and February 2003, the Company repurchased approximately 4.85 million shares of its common stock at a total cost of approximately $16.6 million. From October to December 2002, the Company had repurchased approximately 8.25 million common shares at a total cost of approximately $28.7 million.

NOTE 13—RECENT ACCOUNTING DEVELOPMENTS

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus regarding EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate units of accounting, but also how the arrangement’s consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 were originally effective as of the beginning of the three months ended September 28, 2003. However, the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. Adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations or cash flow.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). The Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The Statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments for periods beginning after June 15, 2003. The adoption of FAS 150 did not have a material effect on its results of operations or financial position.

NOTE 14—PROPOSED MERGER WITH BOOKHAM TECHNOLOGY PLC

On September 22, 2003, New Focus and Bookham Technology plc jointly announced the signing of a definitive agreement under which Bookham would acquire New Focus. Under the proposed transaction, Bookham will issue approximately 84 million newly-issued ordinary shares of Bookham, taking into account the assumed exercise of New Focus stock options. The stockholders of New Focus may elect to receive the shares in the form of ordinary shares or Bookham American Depository Shares (ADSs). Immediately prior to the completion of the acquisition, New Focus will make a cash distribution of approximately $140 million to its stockholders. The proposed transaction has been unanimously approved by the Company’s board of directors and is subject to certain terms and conditions, including approval by both the stockholders of New Focus and the shareholders of Bookham, and customary governmental approvals. Assuming completion of the transaction, for every share of New Focus common stock held as of the record date, each New Focus stockholder will receive a fixed consideration of $2.19 in cash and 1.2015 Bookham ordinary shares or ADSs. If Bookham terminates the proposed merger under circumstances specified in the merger agreement New Focus will be required to pay Bookham a termination fee of $7.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this report, and some of which we may not know. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. In addition, these forward-looking statements include, but are not limited to, statements regarding the following:

•	the anticipated market trends and uncertainties;

•	expected improvement in the business climate generally;

•	our ability to grow revenues from sales of our existing product lines;

•	the revenue and gross margin outlook for the fourth quarter of 2003;

•	anticipated expenditures for research and development, sales and marketing, and general and administrative expenses;

•	expected capital expenditures;

•	the adequacy of our capital resources to fund our operations;

•	our ability to mitigate against increased costs resulting from our dependence on single source suppliers;

•	our exposure to interest rate sensitivity and exchange rate sensitivity;

•	the outcome of pending litigation and government investigations; and

•	the effect of accounting pronouncements on our results of operations.

These statements are only predictions and are subject to risks and uncertainties, including the following:

•	the difficulty of forecasting revenues due to our long sales cycles, weakness and uncertainties related to general economic conditions and overall demand within our markets and among our current and prospective customers;

•	the high sensitivity of the size of our net loss to our level of revenue due to the fixed cost structure arising from the complexity of our business;

•	our ability to improve margin performance through improved manufacturing efficiencies;

•	our ability to introduce and gain customer acceptance of new products on a timely basis;

•	the difficulty of achieving further cost reductions without jeopardizing product development schedules, delivery schedules, product quality, and regulatory compliance;

•	unforeseen development delays for new products that limit our ability to generate volume revenues;

•	difficulties associated with the potential integration of additional operations, the extent of management time and attention required, and related costs and expenses associated with the proposed merger with Bookham;

•	disruptions in our business due to our proposed merger with Bookham;

•	the outcome of current litigation and government investigations;

•	our ability to complete the proposed merger with Bookham or the cash distribution to our stockholders prior to the proposed merger;

•	our ability to generate future revenues from new products commensurate with prior investments in research and development activities; and

•	the protection of our proprietary technology.

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

As a result of the sharp decline in the telecommunications industry that began in 2001, we undertook significant restructuring efforts over the six-quarter period between the second quarter of 2001 and the end of the third quarter of 2002. By the end of fiscal year 2002, we had:

•	Eliminated our telecom-related component product lines by selling our passive optical component product line and our network tunable laser technology, and by ceasing development of next-generation high-speed RF products for telecom applications;

•	Consolidated our operations into approximately 60,000 square feet of space (one primary facility plus some ancillary space), down from seven facilities encompassing approximately 573,000 square feet;

•	Reduced our worldwide work force to approximately 250 people in the fourth quarter of 2002 from a peak employment level of 2,100 people in the first quarter of 2001;

•	Ended the fourth quarter of 2002 with a lower net loss, due primarily to improved operating performance, minimal restructuring and impairment charges, and reduced amortization of intangibles and deferred compensation; and

•	Refocused our business on product areas that were less dependent on the telecommunications industry.

In the process of restructuring our operations, we recorded restructuring and asset impairment charges of $72.2 million and $17.8 million in fiscal years 2002 and 2001, respectively. These totals included charges for the impairment of tangible assets, facility closure costs and severance-related payments. We also recorded impairment charges against goodwill and other intangible assets of $7.7 million and $289.3 million in fiscal years 2002 and 2001, respectively.

In 2003, we implemented additional restructuring actions to further reduce our break-even point and our cash outflow. During 2003, we recorded restructuring and impairment charges totaling approximately $3.9 million. These charges included asset impairment charges of $2.6 million composed of $1.6 million related to our idled manufacturing facility in Shenzhen, China, and $1.0 million related to the closure of our Wisconsin product development facility in July 2003 and idled equipment in both our Wisconsin and California sites. Additionally, in August 2003 we implemented a reduction-in-force in California. We recorded $1.0 million in severance costs primarily associated with approximately 42 employees related to the July and August 2003 restructuring activities. Facility closure costs totaled approximately $284,000 in the nine months ended September 28, 2003.

We are beginning to see an improved order flow for our product lines and to sense an improvement in the general business climate. Based on these trends, we estimate that our fourth quarter net revenues, which will be composed of product revenue only, will be in the range of $6.5-$7.0 million. In contrast, product net revenues for the third quarter of 2003 were $6.3 million. We expect that our gross margin percentage related to product revenues in the fourth quarter of 2003 will improve over the 21.4% product gross margin percentage for the third quarter of 2003 and will move into the mid-twenty percentage range. During the fourth quarter we will have three new low-cost suppliers in southeast Asia on line that will mitigate the unfavorable material cost effects that we experienced during the second and third quarters of 2003. The overall gross margin percentage for the fourth quarter of 2003 will be lower than the overall 35.5% gross margin percentage in the third quarter of 2003, which included a positive margin effect from the $1.4 million of royalty income received in the third quarter.

On September 22, 2003, New Focus and Bookham Technology plc jointly announced the signing of a definitive agreement under which Bookham would acquire New Focus. Under the proposed transaction, Bookham will issue approximately 84 million newly issued ordinary shares of Bookham, taking into account the assumed exercise of New Focus stock options. The stockholders of New Focus may elect to receive the shares in the form of ordinary shares or Bookham American Depository Shares (ADSs). Immediately prior to the completion of the acquisition, New Focus will make a cash distribution of approximately $140 million to its stockholders. The proposed transaction has been unanimously approved by our board of directors and is subject to certain terms and conditions, including approval by both the stockholders of New Focus and the shareholders of Bookham, and customary governmental approvals. Assuming completion of the transaction, for every share of New Focus common stock held as of the record date, each New Focus stockholder will receive a fixed consideration of $2.19 in cash and 1.2015 Bookham ordinary shares or ADSs. If Bookham terminates the proposed merger under circumstances specified in the merger agreement New Focus will be required to pay Bookham a termination fee of $7.0 million.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of New Focus’ consolidated financial statements:

Restructuring and asset impairment. For the fiscal year ended December 29, 2002, we recorded restructuring and asset impairment charges totaling $72.2 million. The restructuring and impairment charges included $44.4 million for the write-down of our property, plant and equipment, $22.8 million for facility closure costs, and $5.0 million in severance costs. In the nine months ended September 28, 2003, we recorded additional restructuring and asset impairment charges totaling $3.9 million. At September 28, 2003, we had a remaining restructuring accrual of $17.2 million that represents the estimated cash outflows in future periods associated with our restructuring actions. Our restructuring plans included vacating and subleasing certain of our leased facilities. At September 28, 2003, we have included in our restructuring liability approximately $13.9 million related to estimated lease losses, net of expected sublease income. In determining the lease loss, various assumptions were used including the estimated time period over which the facilities will be vacant, expected sublease term and sublease rates. The reserve represents our current estimate and may be adjusted upon the occurrence of future events. These events may include, but are not limited to, changes in estimates relating to time to sublease the facilities, sublease terms and sublease rates. Additionally, in the first quarter of 2002 we estimated the value of our idled manufacturing facility in Shenzhen, China that is held for sale and subsequently adjusted this carrying value in the second quarter of 2003. Our current estimates may require an adjustment if market conditions change in future periods. Such adjustment could materially affect our results of operations.

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

Notes receivable. During 2000 and 2001, we made $16.8 million in full recourse loans to employees. We maintain reserves for estimated losses resulting from the inability of these individuals to make their required payments. At September 28, 2003, loans with an aggregate principal and interest value of $7.7 million, of which $4.7 million had been reserved, were outstanding from a former officer and two current officers. A loan to a former employee in the amount of $262,000, including approximately $169,000 related to the purchase of common stock, was repaid during the third quarter 2003. We analyze the need for a reserve by considering our collateral with respect to each loan, payment history, our knowledge of each individual’s other assets and the maturity date of the loan. Based on these factors, we recorded a charge of $4.7 million related to one loan during the fiscal year ended December 29, 2002 and ceased accruing interest on this loan for financial reporting purposes. Should the financial condition of the borrowers decline in the future we may be required to take additional charges which would have an adverse effect on our results of operations.

Impairment of other intangible assets. At September 28, 2003, we had $875,000 remaining in an acquired intangible asset. In assessing the recoverability of our intangible asset, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the asset. If our estimates or their related assumptions change in the future, we may be required to record additional impairment charges for this asset.

Revenue recognition. We recognize product revenue at the time of title transfer, with provisions established for estimated product returns and allowances. These returns and allowances are estimated based on historical experience. If our estimates do not accurately anticipate future returns, revenue could be misstated. Revenue on the shipment of evaluation units is deferred until customer acceptance.

Results of Operations

Net Revenues

Net revenues increased to $7.7 million for the three months ended September 28, 2003, from $6.7 million for the three months ended September 29, 2002. Excluding $1.4 million of royalty income recognized during the three months ended September 28, 2003 arising from the sale of our passive optical component line to Finisar in 2002, net product revenues were $6.3 million for the three months ended September 28, 2003. No such royalty income was received in the three months ended September 29, 2002. Net product revenues decreased $0.4 million in the three months ended September 29, 2003 primarily due to the divestiture of our passive optical component line. Sales of our tunable laser products increased slightly while sales of our photonics tools products decreased by a comparable amount in the three months ended September 28, 2003 relative to the three months ended September 29, 2002. Sales of our radio frequency (RF) amplifier products were unchanged between the periods.

Net revenues decreased to $20.1 million for the nine months ended September 28, 2003 from $26.0 million for the nine months ended September 29, 2002. Excluding $1.4 million of royalty income received in the nine months ended September 28, 2003, net product revenues were $18.7 million. No such royalty income was received in the nine months ended September 29, 2002. Net product revenues decreased $7.3 million between the comparable nine-month periods. Sales of our passive optical component products decreased $2.5 million as a result of the divestiture of this product line. Sales of our high-speed RF amplifier products, photonics tools products and tunable laser products, decreased approximately $2.3 million, $1.6 million and $0.9 million, respectively, in the first nine months of 2003 compared to the first nine months of 2002. The decrease in net revenues for the RF amplifier products was primarily due to the cessation of development for next-generation high-speed RF products for telecommunication applications. Net product revenues for our photonics tools products and tunable laser products were affected by continued sluggish market conditions and the lack of a recovery in the semiconductor industry and research markets across multiple industries. In connection with the sale of our passive optical component line to Finisar in 2002, we are due to receive two remaining annual minimum royalty payments of $2.0 million each in the third quarter of 2004 and 2005. We recognize revenue on these royalties upon receipt of cash.

Gross Profit (Loss)

Gross profit (loss) percentage, including amortization of deferred stock compensation, improved to a positive 35.3% in the three months ended September 28, 2003, compared to a negative 48.4% in the three months ended September 29, 2002. Excluding amortization of deferred stock compensation of $22,000 in the three months ended September 28, 2003 and $196,000 in the three months ended September 29, 2002, the gross profit (loss) percentage improved to a positive 35.5% in the three months ended September 28, 2003 from a negative 45.5% in the three months ended September 29, 2002. Excluding royalty income and amortization of deferred compensation, the gross margin percentage for the three months ended September 28, 2003 was 21.4% compared a negative 45.5% in the three months ended September 29, 2002. This improvement from a negative to a positive gross margin was primarily due to improved manufacturing efficiencies and lower manufacturing overhead expenses as a result of the closure of underutilized facilities and completion of our relocation activities in the third quarter of 2002. Our worldwide manufacturing overhead expenses decreased to $2.2 million in the three months ended September 28, 2003 from $6.9 million in the three months ended September 29, 2002. During the third quarter of 2003, our gross margin percentage was dampened by a temporary interruption in the supply of certain components we source from an overseas supplier. As a result we have had to source these products from U.S. suppliers at a substantially higher cost. We now have three new low-cost overseas suppliers on line that will mitigate these unfavorable costs beginning in the fourth quarter. As a result of this improvement and the full effect of restructuring actions we undertook in August 2003, we expect our gross profit percentage in the fourth quarter of 2003 will improve over the 21.4% product gross profit percentage in the third quarter and move into the mid-twenty percentage range.

Gross profit (loss) percentage, including amortization of deferred stock compensation, improved to a positive 25.1% in the nine months ended September 28, 2003, compared to a negative 40.3% in the nine months ended September 29, 2002. Excluding amortization of deferred stock compensation of $63,000 in the nine months ended September 28, 2003 and a reversal of previously amortized deferred compensation of $228,000 in the nine months ended September 29, 2002 the gross profit (loss) percentage improved to a positive 25.4% in the nine months ended September 28, 2003 from a negative 41.1% in the nine months ended September 29, 2002. The gross profit percentage, excluding amortization of deferred compensation, for our net product revenue was a positive 19.9% for the nine months ended September 28, 2003 compared to a negative 41.1% in the nine months ended September 29, 2002. Manufacturing efficiencies, lower manufacturing overhead expenses and the completion of our relocation activities as discussed above accounted for the improvement between the periods. Our worldwide manufacturing overhead expenses decreased to $6.9 million in the nine months ended September 28, 2003 from $23.3 million in the nine months ended September 29, 2002.

Research and Development Expenses, net

Research and development expenses, net including amortization of deferred stock compensation, decreased to $1.7 million in the three months ended September 28, 2003, from $6.0 million, in the three months ended September 29, 2002. Excluding a reversal of previously amortized deferred stock compensation of $252,000 and amortization of deferred stock compensation of $1.7 million in the third quarters of 2003 and 2002, respectively, research and development expenses, net decreased to $1.9 million, or 25.1% of net revenues, in the three months ended September 28, 2003, from $4.2 million, or 63.0% of net revenues, in the three months ended September 29, 2002. The decrease in the absolute dollar spending for research and development, net was primarily due to our decision to cease development of our next-generation high-speed RF telecommunications products and our restructuring activities, including the consolidation of our facilities and the closure of our Wisconsin product development facility.

Research and development expenses, net including amortization of deferred stock compensation, decreased to $6.5 million in the nine months ended September 28, 2003, from $24.5 million in the nine months ended September 29, 2002. Excluding amortization of deferred stock compensation of $47,000 and $6.4 million in the first nine months of 2003 and 2002, respectively, research and development expenses, net, decreased to $6.5 million, or 32.1% of net revenues, in the nine months ended September 28, 2003, from $18.1 million, or 69.8% of net revenues, in the nine months ended September 29, 2002. Research and development expenses, net, excluding amortization of deferred stock compensation, decreased in absolute dollars and as a percentage of net revenues for the nine months ended September 28, 2003 due primarily to the sale of our network tunable laser technology, the divestiture of our passive optical component product line and our decision to cease development of our next-generation high-speed RF telecommunications products. We anticipate that our quarterly research and development expenses, net will decrease slightly in the fourth quarter of 2003 due to the full benefit of savings from the reduction in force implemented in August 2003.

Sales and Marketing Expenses

Sales and marketing expenses, including amortization of deferred stock compensation, decreased to $1.4 million in the three months ended September 28, 2003, from $1.9 million in the three months ended September 29, 2002. Excluding amortization of deferred stock compensation of $6,000 and $93,000 in the third quarters of 2003 and 2002, respectively sales and marketing expenses decreased to $1.3 million, or 17.4% of net revenues, in the three months ended September 28, 2003, from $1.8 million, or 27.2% of net revenues, in the three months ended September 29, 2002.

Sales and marketing expenses, including amortization of deferred stock compensation, decreased to $4.4 million in the nine months ended September 28, 2003, from $6.7 million in the nine months ended September 29, 2002. Deferred stock compensation was not significant for the nine-month periods ended September 29, 2002 and September 28, 2003. The reduction in sales and marketing expenses in both absolute dollars and as a percentage of net revenues was primarily attributable to the divestiture of our passive optical component product line, cessation of our development of next-generation high-speed RF telecommunication products and consolidation of our facilities. We expect that our quarterly sales and marketing expenses will increase in the fourth quarter of 2003 due to publication of our photonics tools catalog.

General and Administrative Expenses

General and administrative expenses, including amortization of deferred stock compensation, decreased to $2.8 million in the three months ended September 28, 2003, from $4.0 million in the three months ended September 29, 2002. Excluding amortization of deferred stock compensation of $104,000 and $340,000 in the third quarters of 2003 and 2002, respectively, general and administrative expenses decreased to $2.7 million, or 34.5% of net revenues, in the three months ended September 28, 2003, from $3.7 million, or 54.7% of net revenues, in the three months ended September 29, 2002. General and administrative expenses for the three months ended September 28, 2003 included $0.6 million for various charges of a non-recurring nature, including accruals for various tax audits and professional services related to abandoned business combination transactions.

General and administrative expenses, including amortization of deferred stock compensation, decreased to $9.2 million in the nine months ended September 28, 2003, from $12.5 million in the nine months ended September 29, 2002. Excluding amortization of deferred stock compensation of $745,000 and $658,000 in the first nine months of 2003 and 2002, respectively, general and administrative expenses decreased to $8.4 million, or 41.8% of net revenues, in the nine months ended September 28, 2003, from $11.9 million, or 45.8% of net revenues, in the nine months ended September 29, 2002. The decrease in absolute dollars and as a percentage of sales for both the three and nine months of 2003 was a result of lower salaries and lower facility occupancy costs arising from our facilities consolidation and restructuring activities completed in the second half of 2002. We expect that our quarterly general and administrative expenses will decrease in the fourth quarter of 2003 due to the full benefit of savings from the reduction in force implemented in August 2003.

Amortization of Intangible Assets

Amortization of the intangible assets that arose from our acquisition of JCA Technology, Inc. in January 2001 totaled $173,000 and $183,000 in the three months ended September 28, 2003 and September 29, 2002, respectively. Amortization of intangible assets arising from the acquisition of JCA and our February 2001 acquisition of Globe Y Technology, Inc. totaled $519,000 and $2.9 million in the nine months ended September 28, 2003 and September 29, 2002, respectively. All of the goodwill associated with the acquisitions of JCA and Globe Y was written down through impairment charges in fiscal year 2001. An additional $7.7 million write-down of intangible assets was recorded in the second quarter of 2002 when we determined that we would discontinue new product development for certain high-speed RF products manufactured by JCA and close the operations of Globe Y. As of September 28, 2003, we have $875,000 remaining in an acquired intangible asset related to JCA and no remaining acquired intangibles related to Globe Y. The remaining intangible asset related to JCA is being amortized over its estimated useful life of four years.

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

Restructuring and Impairment Charges

In the three months ended September 28, 2003, we recorded restructuring and impairment charges totaling approximately $1.8 million. Approximately $1.1 million of the charges related to severance costs covering approximately 42 employees associated with the closure of our Wisconsin product development facility in July 2003 and reductions in our California-based workforce in August 2003. Additionally, we incurred asset impairment charges of $0.6 million related to idled equipment in these sites and $0.1 million related to facility closure costs. Non-cash items included in the restructuring charge totaled $0.5 million. During the three months ended September 29, 2002, we recorded restructuring and asset impairment charges totaling approximately $36.6 million, including approximately $14.6 million for the write-down of our assets, approximately $20.8 million related to facility closure costs to consolidate our 130,000 square foot facility in San Jose into our smaller San Jose facility and approximately $1.3 million for severance costs associated with the termination of approximately 58 employees.

During the nine months ended September 28, 2003, we recorded restructuring and asset impairment charges totaling $3.9 million. These charges included asset impairment charges of $2.6 million composed of $1.6 million related to our idled manufacturing facility in Shenzhen, China, and $1.0 million related to the closure of our Wisconsin facility and idled equipment in both our Wisconsin and California sites. We recorded costs of approximately $1.0 million for severance associated with approximately 42 employees and facility closure costs of approximately $284,000. During the nine months ended September 29, 2002, we recorded restructuring and asset impairment charges totaling $72.2 million related to the divestiture of our passive optical components product line, the discontinuance of new product development for certain high-speed RF amplifiers and the consolidation of our facilities. These charges included a total of $44.4 million for the impairment of assets, $5.0 million for severance and $22.8 million related to facility closure costs. Our accruals for these restructuring activities are based upon our estimate of costs we expect to incur in future periods. Actual results could differ from these estimate and such differences could have a material adverse effect on our financial statements.

Our restructuring and impairment charges are summarized in the following table (in thousands):

	Three Months Ended September 28, 2003	Three Months Ended September 29, 2002	Nine Months Ended September 28, 2003	Nine Months Ended September 29, 2002
Restructuring and impairment charges
Workforce reduction severance costs	$1,121	$1,328	$1,022	$5,003
Facility closure costs	114	20,705	284	22,765
Property and equipment write-downs	540	14,564	2,623	44,447

Restructuring and impairment charges	$1,775	$36,597	$3,929	$72,215

Interest and Other Income, net

Interest income, net totaled $0.9 million and $3.0 million for the three and nine months ended September 28, 2003, respectively, compared to $2.0 million and $6.9 million for the three and nine months ended September 29, 2002, respectively. The decreases between the three- and nine-month periods of 2003 and 2002 were primarily due to lower average interest rates earned on our cash and short-term investment balances in the three and nine months ended September 28, 2003. Our average cash and short-term investment balances were $250.7 million and $257.5 million for the three- and nine-month periods ended September 28, 2003, respectively, compared to $311.8 million and $301.5 million for the three- and nine-month periods ended September 29, 2002, respectively. Cash and investment balances were lower in the three and nine months ended September 28, 2003 than in the prior year periods primarily due to the repurchase of approximately $45 million of our common stock between October 2002 and February 2003.

Other expense, net, totaled $0.2 million for both the three and nine months ended September 28, 2003. The expense for both the three- and nine-month periods of 2003 was primarily due to a $0.2 million loss on an equity investment in a privately held company. Other income (expense) was a net expense of $6.5 million for the three months ended September 29, 2002 and a net income of approximately $35.0 million for the nine months ended September 29, 2002. Other expense in the three months ended September 29, 2002 included impairment charges of $4.6 million and $1.7 million related to a note receivable from a former officer and an equity investment in a privately held company, respectively. Other income for the nine months ended September 29, 2002 included gains from the sale of our network tunable laser technology to Intel Corporation and the sale of our passive component product line to Finisar Corporation amounting to $38.6 million and $2.7 million, respectively. We expect to record an additional $5.0 million of other income in the fourth quarter of 2003 at the close of an escrow account related to the sale of our network tunable laser technology to Intel.

Income Taxes

As a result of our significant on-going losses, no income tax provisions or benefits were recorded for the three and nine months ended September 28, 2003 and September 29, 2002.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased to approximately $249.7 million at September 28, 2003, from approximately $279.4 million at December 29, 2002. The decrease in cash, cash equivalents and short-term investments was primarily due to outflows from operating activities and the use of approximately $16.6 million to repurchase shares of our common stock during January and February 2003. Net working capital decreased to approximately $246.1 million at September 28, 2003 from $302.1 million at September 29, 2002 primarily due to the repurchase of approximately $45 million of our common stock between October 2002 and February 2003.

Cash used in operating activities of approximately $16.4 million in the nine months ended September 28, 2003 was primarily attributable to the combination of our net loss of approximately $16.6 million and decreases in accrued expenses and accrued restructuring charges totaling $5.5 million, offset by depreciation and amortization of approximately $3.4 million, and non-cash impairment charges of $2.6 million. Cash provided by investing activities, excluding net proceeds from sales and maturities of investments, was approximately $0.3 million for the nine months ended September 28, 2003. Cash used by financing activities for the nine months ended September 28, 2003 was $13.0 million, primarily due to the repurchase of 4.85 million shares of our common stock for approximately $16.6 million, partially offset by proceeds of approximately $3.5 million from purchases under employee stock programs and repayment of a note receivable from a stockholder.

Our expenditures for capital equipment were minimal in the nine months ended September 28, 2003. We expect that our capital expenditures will continue to be minimal for the balance of 2003 and 2004.

As of September 28, 2003, our principal commitments consisted of obligations outstanding under our restructuring activities and our facility operating leases. Our future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year End
2003	$1,503
2004	6,074
2005	6,016
2006	6,330
2007	4,106
Thereafter	4,002

Total	$28,031

Included in future minimum lease payments above are approximately $24.4 million related to unoccupied facilities as a result of our restructuring activities. Future minimum sublease income to be received under a non-cancelable sublease totals approximately $1.2 million and has been deducted from the future minimum lease payments above.

Under the terms of certain facility lease agreements, we have provided irrevocable letters of credit totaling $4.2 million as collateral for the performance of our obligations under the leases.

We have off-balance sheet transactions consisting of certain financial guarantees, both express and implied, related to product liability and potential infringement of intellectual property. Additionally, we have indemnification agreements with each of our directors and certain employees. We have not recorded a liability associated with these guarantees, as we have little or no history of costs associated with such indemnification requirements. Contingent liabilities associated with product liability and director and employee indemnifications may be mitigated by insurance coverage that we maintain. We also offer a product warranty typically covering twelve months from the date of sale. Historically warranty costs have not been material.

In connection with our proposed merger with Bookham, we plan to make a cash distribution of approximately $140 million to our stockholders immediately prior to completion of the merger. We believe that our cash, cash equivalents and short-term investments, subsequent to the distribution, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months.

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

RISK FACTORS

You should carefully consider the risks described below and all of the information contained in this report. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also adversely affect our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

Risks Related to Our Financial Results

We have a history of losses and such net losses will likely continue if we are unable to increase our revenues and contain our costs or complete an accretive acquisition.

We incurred net losses of approximately $4.4 million for the quarter ended September 28, 2003, compared to net losses of approximately $7.2 million for the quarter ended June 29, 2003 and $5.1 million for the quarter ended March 30, 2003. For the fiscal year ended December 29, 2002, we incurred net losses of approximately $104.8 million, approximately $495.4 million for the fiscal year ended December 30, 2001, and approximately $36.0 million for the fiscal year ended December 31, 2000. As of September 28, 2003, we had an accumulated deficit of approximately $668.0 million. To increase our quarterly revenues, we must increase sales of our existing products and introduce new products that we have either developed internally or acquired through other arrangements. While we believe we can grow our revenues from existing product lines through internal actions, the rate of growth will most likely not allow us to achieve our breakeven quarterly revenue level in a timely manner. Even if our merger with Bookham is completed or if we complete an acquisition or enter into a partnering relationship that we believe would improve our financial results, actual financial results could differ and we could continue to incur net losses. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The period of time between our initial contact with certain of our customers, particularly our OEM customers, and the receipt of an actual purchase order may span a time period of 6-18 months. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products and our manufacturing processes before purchasing our products and using them in their equipment. The length of these qualification processes also may vary substantially by product and customer, and, thus, inhibit our ability to predict our results of operations. In addition, during the qualification process, we may incur substantial engineering, sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. These qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Further, even after we have received purchase orders or entered into contracts to supply such customers, changes in the markets for their products may result in negotiations to cancel or alter such purchase orders or contracts. For example, in the fourth quarter of 2002, we recorded approximately $1.2 million in revenues from cancellation fees from two OEM customers due to contract cancellations. The long sales cycles may restrict our ability to increase our revenues in a timely manner. The long sales cycles have caused and may continue to cause, our revenues and operating results to vary significantly and unexpectedly from quarter to quarter, which could continue to cause volatility in our stock price.

We are increasing our efforts to sell modules and subsystems to OEM customers and must face the challenge of supporting the distinct needs of each of the markets we intend to serve.

We are expanding our efforts in the development and sale of photonics components and modules to diversified markets within the semiconductor, industrial, biomedical and defense industries, in addition to the telecommunications industry. While we sell standard and customized components to these markets, we have only recently begun to focus on the development and sale of modules and subsystems to OEM customers for most of these markets. As a result, we do not have established sales channels, brand recognition or an installed customer base in these markets and we have only limited information regarding customer requirements. Some of these markets are only beginning to adopt photonics technologies and it is therefore difficult to assess the potential of these markets based on historical market information. Due to these factors, among others, we cannot assure you that our entry into these markets will be successful or result in increased revenues. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of targeted markets are incorrect, our business and results of operations would be harmed. In addition, the restructuring actions we have implemented to date, which included headcount reductions and decreases in discretionary spending, could adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our results of operations. Further, during initial sales to OEM customers, lower production volumes could constrain the rate of improvement in our gross profit margins until we achieve volume production levels.

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

For example, we are involved in litigation with Howard Yue stemming from our February 15, 2001 acquisition of Globe Y Technology, Inc. Mr. Yue is suing us and certain of our officers and directors, alleging a number of causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. We were successful in our motion to dismiss several causes of action with leave to amend. Mr. Yue is seeking unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. Discovery in this matter is ongoing.

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

Our future success depends in part upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Our officers and key employees are not bound by employment agreements that require them to work for us for any specific term. In addition, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully implement our business strategies. If the management team is unable to accomplish our business objectives, our ability to stabilize and then grow our business could be severely affected.

We have reduced our work force from a peak of approximately 2,100 employees in the first quarter of 2001 to approximately 200 employees at the end of September 2003. Our ability to continue to retain highly skilled personnel in light of these reductions in force and other factors will be a critical factor in determining whether we will be successful. Despite the economic downturn, competition for highly skilled personnel continues to be intense. We may not be successful in retaining qualified personnel to fulfill our current or future needs, which could adversely affect our ability to develop and sell our products. Furthermore, government regulations and immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We face risks associated with our international sales that could harm our financial condition and results of operations.

For the quarter ended September 28, 2003, approximately 22% of our net product revenues were from international sales, and for the fiscal year ended December 29, 2002, approximately 33% of our net product revenues were from international sales. Sales to customers outside North America have decreased as a percentage of our net revenues due to the divestiture of our passive optical component product line and cessation of development of certain high-speed RF telecommunication products, but international sales continue to be significant.

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

While we expect our international revenues to continue to be denominated predominantly in U.S. dollars, a portion of our international revenues may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks.

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

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to timely deliver product to our customers, we may be unable to recognize revenue based on our revenue recognition policies. In the past, we have experienced disruptions in the manufacture of some of our products due to changes in our manufacturing processes, which resulted in reduced manufacturing yields, delays in the shipment of our products and deferral of revenue recognition. The sale and manufacture of certain of our products require continued compliance with governmental security and import/export regulations. We have recently been notified of potential charges that may be brought against us for certain export violations. Any disruptions in the future, including disruptions as a result of the consolidation of facilities or failure to comply with governmental regulations related to export controls, could adversely affect our revenues, gross margins, operating expenses and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines or when integrating acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and impaired gross margins.

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

We currently purchase several key components used in the manufacture of our products from single or limited source suppliers. We do not have long-term or volume purchase agreements with any of these suppliers and these components may not in the future be available in the quantities or at the prices required by us. We may fail to obtain required components in a timely manner in the future, or could experience further delays from evaluating and testing the products of these potential alternative suppliers. Current difficult economic conditions could adversely affect the financial condition of our suppliers, many of whom have limited financial resources. We have in the past, and may in the future, be required to provide advance payments in order to secure key components from financially limited suppliers. Financial or other difficulties faced by these suppliers could limit the availability of key components, increase our product costs and lower gross margins, or impair our ability to recover advances made to these suppliers. Any interruption or delay in the supply of any of these components, or the inability to obtain these components from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders. For example, we have previously experienced a temporary interruption in the supply of certain components we source from an overseas supplier. As a result we have had to source these products from U.S. suppliers at a substantially higher cost. Our gross profit percentages for both the second and third quarters of 2003 were affected by these higher costs.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Certain of our OEM customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. These OEM customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. The qualification process, whether for new products or in connection with the relocation of manufacturing lines for current products, determines whether the manufacturing line meets the quality, performance and reliability standards of our customers. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed. Furthermore, we maintain contract administration procedures to monitor our performance to customers’ product and testing specifications. We have recently determined that our current contract administration procedures for a subset of one of our product lines may require modification. These modifications could result in additional costs to ensure compliance with customer product and testing specifications or loss of revenue resulting from an inability to accept certain customer orders.

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

Risks Related to the Cash Distribution and the Proposed Merger

While Bookham’s and New Focus’s share prices have been volatile in recent periods, the merger exchange ratio is fixed and no adjustment to the exchange ratio will be made as a result of fluctuations in the market prices of Bookham American Depositary Shares, Bookham ordinary shares or New Focus common stock.

Bookham’s share price has been volatile in the past and may continue to be volatile in the future. Upon completion of the merger, each share of New Focus common stock will be converted into the right to receive 1.2015 Bookham American Depositary Shares (“ADSs”), or, at the election of the holder of New Focus common stock, an equal number of Bookham ordinary shares. In addition, immediately prior to the merger, holders of New Focus common stock as of the record date will be entitled to receive a cash distribution of $2.19 from New Focus for each share of New Focus common stock they hold. The exchange ratio will not change even if the market price of the New Focus common stock, Bookham ADSs or Bookham ordinary shares fluctuates. In addition, neither party may withdraw from the merger or resolicit the vote of its shareholders solely because of changes in the market price of New Focus common stock, Bookham ADSs or Bookham ordinary shares. Any reduction in Bookham’s share price will result in

New Focus stockholders receiving less current value in the merger at closing. Conversely, any increase in Bookham’s share price will result in New Focus stockholders receiving greater current value in the merger at closing. The specific dollar value of Bookham ADSs or Bookham ordinary shares that New Focus stockholders will receive upon completion of the merger will depend on the market value of Bookham ADSs or Bookham ordinary shares at that time. New Focus stockholders will not know the exact value of Bookham ADSs and Bookham ordinary shares to be issued pursuant to the merger at the time of the New Focus special meeting of stockholders.

The merger could cause New Focus or Bookham to lose key personnel, which could materially affect the combined company’s business and require the companies to incur substantial costs to recruit replacements for lost personnel.

As a result of the announcement of the merger agreement, current and prospective New Focus and Bookham employees could experience uncertainty about their future roles within Bookham. This uncertainty may adversely affect the ability of the combined company to attract and retain key management, sales, marketing and technical personnel. New Focus and Bookham employees may be concerned about the strategic focus and direction of the combined company, and seek to find employment elsewhere. Any failure to attract and retain key personnel prior to and after the consummation of the merger could have a material adverse effect on the business of the combined company.

General uncertainty related to the merger could harm Bookham and New Focus.

In response to the announcement of the merger agreement, current and prospective Bookham and New Focus customers may delay or defer purchasing decisions. If Bookham’s or New Focus’s customers delay or defer purchasing decisions, the revenues of Bookham and New Focus, respectively, could materially decline or any anticipated increases in revenue could be lower than expected. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of Bookham’s and New Focus’s share prices. In addition, historically Bookham has derived a substantial majority of its revenue from the telecom market and New Focus’s non-telecom customers may be concerned about the strategic focus and direction of the combined company, and may decide to reduce their purchasing dependence on New Focus or the combined company.

Third parties may terminate or alter existing contracts with Bookham or New Focus.

Each of Bookham and New Focus has contracts with suppliers, distributors, customers, licensors and other business partners. Various contracts require Bookham or New Focus to obtain consent from these other parties in connection with the merger. If these third party consents cannot be obtained on favorable terms, the combined company may suffer a loss of potential future revenue and may lose rights to facilities or intellectual property that are material to the business of the combined company.

Some of New Focus’s officers and directors may have conflicts of interest that may influence them to support or approve adoption of the merger agreement.

Some officers and directors of New Focus participate in arrangements that provide them with interests in the merger that are different from those of New Focus’s stockholders, including, among others, the continued service as an officer or director of the combined company, acceleration of stock and stock option vesting, retention and severance benefits, continued indemnification and the potential ability to sell an increased number of shares of the combined company due to acceleration of the vesting periods for certain stock and stock options. These potential interests, among others, may influence the officers and directors of New Focus to support or approve adoption of the merger agreement.

Failure to complete the merger may result in New Focus paying a termination fee to Bookham and could harm the trading price of Bookham’s ADSs and Bookham’s ordinary shares and New Focus’s common stock and Bookham’s and New Focus’s respective future business and operations.

If the merger is not completed, Bookham and New Focus may be subject to the following risks:

•	if the merger agreement is terminated under specified circumstances, New Focus will be required to pay Bookham a termination fee of $7 million;

•	the trading price of Bookham ADSs or Bookham ordinary shares or New Focus common stock may decline;

•	costs related to the merger, such as legal, accounting and various financial advisory fees, must be paid even if the merger is not completed; and

•	Bookham may be required to seek alternate sources of capital in the near term.

In addition, if the merger agreement is terminated and New Focus’s board of directors determines to seek another merger or business combination, there can be no assurance that New Focus will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger or that New Focus will complete the cash distribution.

The merger may be completed even though material adverse changes may result from industry-wide changes and other causes subsequent to the announcement of the merger agreement.

In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between September 21, 2003, and the closing of the merger. However, some types of adverse changes, events, circumstances or developments will not prevent the merger from going forward, even if they would have a material adverse effect on Bookham or New Focus, including adverse changes, events, circumstances or developments resulting from:

•	general economic conditions or conditions generally affecting the telecom and non-telecom markets for optical products, except to the extent Bookham or New Focus is materially disproportionately affected;

•	the announcement or pendency of the cash distribution or the merger or any other transactions contemplated by the merger agreement;

•	compliance with the express terms and conditions of the merger agreement;

•	any failure to meet published revenue or earnings projections that may cause a change in the stock price or trading volume of Bookham or New Focus;

•	any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof; or

•	the continued incurrence of losses by Bookham or New Focus.

If such adverse changes occur and the merger is completed, Bookham’s stock price may suffer. This in turn may reduce the value of the merger to New Focus stockholders.

The New Focus board of directors will not make the cash distribution and the merger will not become effective if the board of directors determines that payment of such cash distribution is not permissible under applicable law and Bookham and New Focus cannot agree in good faith on a restructuring of the transactions contemplated by the merger agreement as a result of an inability to effect the cash distribution.

The New Focus board of directors will not make the cash distribution if it concludes, at the time of its determination, that the cash distribution cannot be made in compliance with applicable law. While the New Focus board of directors has made a determination that, based on information known to it as of September 21, 2003, the potential cash distribution complies with applicable law, there is no assurance that the New Focus board of directors will be able to make the same determination immediately prior to the effective time of the merger. If the New Focus board of directors determines immediately prior to the effective time that the cash distribution would be illegal or otherwise cannot be made in compliance with applicable law, Bookham and New Focus will negotiate in good faith to restructure the transactions contemplated by the merger agreement such that New Focus stockholders receive consideration consisting of cash and shares corresponding to the consideration contemplated by the merger agreement. However, if Bookham and New Focus cannot agree in good faith to any such restructuring, the merger may not be completed. In addition, in the event that the merger does not close, the New Focus board of directors may decide not to make the cash distribution.

During the pendency of the merger, New Focus and Bookham may not be able to enter into a merger or business combination with another party at a favorable price because of the restrictions in the merger agreement.

Under the merger agreement, New Focus is generally restricted from acquiring any new businesses or entering into discussions or negotiations regarding alternative transactions, while Bookham is restricted from entering into any transaction that would require the inclusion of additional pro forma financial information in this document, which would be required in the event of material acquisition transactions. As a result, if the merger is not completed, the parties may be at a disadvantage to the competitors who are free to pursue acquisition or sale opportunities in a consolidating market environment.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of Bookham ADSs and Bookham ordinary shares following the merger.

In accordance with U.S. GAAP, the combined company will account for the merger using the purchase method of accounting. The combined company will allocate the total estimated purchase price to New Focus’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to in-process research and development will be expensed by the combined company in the quarter in which the merger is completed. The combined company will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets. In addition, there can be no assurance that the combined company will not incur restructuring charges as a result of the merger, which may have an adverse effect on the combined company’s earnings.

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

In connection with our proposed merger with Bookham Technology plc the stockholder rights agreement was amended on September 29, 2003.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” In addition, annually we also evaluate the effectiveness of our “internal controls and procedures for financial reporting.” These evaluations are done under the supervision and with the participation of management, including our chief executive officer and our chief financial officer.

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

In accordance with the requirements of the SEC, during the period covered by this Quarterly Report there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls. Our management, including our chief executive and chief financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control systems may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 13, 2002, a lawsuit was filed purportedly on behalf of both Howard Yue and Globe Y Technology, a company acquired by New Focus. The action, which is in Santa Clara County Superior Court, is captioned Howard Yue. V. New Focus, Inc. et al., Case No. CV808031 and asserted claims against the Company and several of its officers and directors. The original complaint alleged eight causes of action, including fraud and deceit by active concealment, fraud and deceit based upon omissions of material facts, negligent misrepresentation, and breach of contract. The claims stemmed from the acquisition of Globe Y Technology, Inc. by the Company completed February 15, 2001. The complaint sought unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. The Company and the individual defendants have successfully petitioned the court to dismiss all or part of the Plaintiff’s complaint four times. Each time, the Court granted defendants’ motion to dismiss in whole or in part with leave to amend. On August 21, 2003, Plaintiff filed a Third Amended Complaint alleging substantially the same causes of action as his original complaint, but excluding the negligence cause of action. The only remaining plaintiff in the case is Howard Yue, and the only remaining defendants are New Focus, Ken Westrick, the Company’s former Chief Executive Officer, William L. Potts, Jr., the Company’s Chief Financial Officer and Timothy Day, the Company’s Chief Technology Officer. On October 6, 2003, New Focus answered the Third Amended Complaint and filed a cross complaint against Mr. Yue. We believe that we have meritorious defenses against Plaintiff’s claims and intend to defend against them vigorously. Discovery in this matter is ongoing.

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

On or about February 28, 2003, a similar purported class action complaint entitled Liu v. Credit Suisse First Boston Corporation et al. was filed in the United States District Court for the Southern District of Florida against Credit Suisse First Boston Corporation, approximately 50 issuers, including New Focus, and various individuals of the issuer defendants, including Messrs. Potts and Westrick. As against New Focus, the complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law arising out of the initial public offering of our common stock. As against Messrs. Potts and Westrick, the complaint alleges violations of Sections 10(b) and 15 of the Securities Exchange Act of 1934 and Rule 10b-5 as well as claims for common law fraud, negligent misrepresentation, and violations of the Florida Blue Sky Law, also arising out of the initial public offering of our common stock. On July 16, 2003, the court issued an order clarifying that the plaintiffs’ claims against the company and Messrs. Potts and Westrick were dismissed without prejudice.

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

Item 2. Changes in Securities and Use of Proceeds

On October 30, 2003, we filed an amendment to our Rights Agreement approved by our board of directors on September 21, 2003 so that entering into the agreement and plan of merger by and between New Focus, Bookham Technology, Inc. and its wholly-owned subsidiary, dated September 21, 2003, with Bookham Technology plc and consummation of the transactions associated with the proposed merger will not result in the ability of any person to exercise any of the Company Rights under the Rights Agreement or enable or require the Company Rights issued thereunder to separate from the shares of New Focus common stock to which such rights are attached or to be triggered or become exerciseable or cease to be redeemable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc., dated as of September 21, 2003

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Bylaws of the Registrant, as amended

4.1(4)	Preferred Stock Rights Agreement, dated July 26, 2001

4.2(5)	First Amendment to the Preferred Stock Rights Agreement, dated as of September 29, 2003

10.1	Amendment to employment agreement by and between Registrant and Nicola Pignati dated September 19, 2003

10.2	Severance Agreement and Release by and between Registrant and Joseph Lee, effective as of June 28, 2003

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Form 8-K filed on September 22, 2003.
(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.
(4)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(5)	Incorporated by reference from our registration statement on Form 8-A12G/A filed with the Securities and Exchange Commission on October 30, 2003.

b) Reports on Form 8-K

Form 8-K filed on July 30, 2003 furnishing the Company’s press release related to its second quarter 2003 financial results.

Form 8-K filed on August 20, 2003 related to the Company’s planned reduction-in-force.

Form 8-K filed on September 22, 2003 related to the Company’s press release announcing the planned merger with Bookham Technology plc and filing the Agreement and Plan of Merger dated September 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW FOCUS, INC. (Registrant)

DATE: November 10, 2003	By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer (Principal Executive Officer)

DATE: November 10, 2003	By:	/s/ WILLIAM L. POTTS, JR.
William L. Potts, Jr. Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1(1)	Agreement and Plan of Merger by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. dated as of September 21, 2003

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(3)	Bylaws of the Registrant, as amended

4.1(4)	Preferred Stock Rights Agreement, dated July 26, 2001

4.2(5)	First Amendment to the Preferred Stock Rights Agreement, dated as of September 29, 2003

10.1	Amendment to employment agreement by and between Registrant and Nicola Pignati dated September 19, 2003

10.2	Severance Agreement and Release by and between Registrant and Joseph Lee, effective as of June 28, 2003

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2003.
(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.
(4)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(5)	Incorporated by reference from our registration statement on Form 8-A12G/A filed with the Securities and Exchange Commission on October 30, 2003.

b) Reports on Form 8-K

Form 8-K filed on July 30, 2003 furnishing the Company’s press release related to its second quarter 2003 financial results.

Form 8-K filed on August 20, 2003 related to the Company’s planned reduction-in-force.

Form 8-K filed on September 22, 2003 related to the Company’s press release announcing the planned merger with Bookham Technology plc and filing the Agreement and Plan of Merger dated September 21, 2003.