Form 10-K/A
period 2002-12-29
NEW FOCUS INC
filed 2004-02-02
CIK 1090215

UNITED STATES  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

NEW FOCUS, INC.

EXPLANATORY NOTE

This Form 10-K/A amends the annual report of New Focus, Inc. on Form 10-K for the year ended December 29, 2002, referred to as the 2002 Form 10-K, filed with the SEC on March 20, 2003. The purposes of this amendment are to:

(1)	Include additional disclosure in the Notes to Consolidated Financial Statements regarding the methods and assumptions that management of New Focus used in determining the fair value allocation in connection with its acquisitions of JCA Technology, Inc. in January 2001 and of Globe Y. Technology, Inc. in February 2001.

(2)	Include the consent of Financial Strategies Consulting Group, LLC as experts in connection with its calculations of impairment charges against goodwill and other intangible assets associated with the acquisitions of JCA Technology and Globe Y.

This amendment is limited in scope to the portions of the 2002 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2002 Form 10-K.

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

The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of JCA subsequent to January 16, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of their fair values, and to the intangible assets acquired and in-process research and development based on their estimated fair values. The fair values of the current technology, customer base and in-process research and development were based upon the income approach to valuation. Under the income approach, the Company assumed a cash flow period of 5 years, revenue growth rates of 15% to 154% on a sequential annual basis, and discount rates of 21% to 31%. The cost approach was used to value the workforce by estimating the cost to recruit and train a comparable workforce. The purchase price allocation was as follows (in thousands):

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The acquisition was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of Globe Y subsequent to February 15, 2001. The purchase price has been allocated to the tangible net assets acquired based on management’s estimate of fair values, and to the intangible assets acquired based on their estimated fair values. The fair values of the current technology, customer base, non-compete agreement and in-process research and development were based upon the income approach to valuation. Under the income approach, the Company assumed a cash flow period of 5 years, revenue growth rates of 19% to 116% on a sequential annual basis, and a discount rate of 36.0%. The cost approach was used to value the workforce by estimating the cost to recruit and train a comparable workforce. The purchase price allocation is as follows (in thousands):

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2001, due to the circumstances created by the significant downturn in the telecommunications market, the Company recorded impairment charges against goodwill and other intangible assets associated with its acquisitions of JCA and Globe Y. The downturn negatively affected the forecasted revenues and cash flows from the JCA and Globe Y businesses acquired in early 2001. In accordance with the Company’s policy, undiscounted cash flows indicated that the assets were impaired. Financial Strategies Consulting Group, LLC, an independent appraiser, calculated the impairment charge by comparing the fair value of the intangible assets, based on future discounted cash flow expectations from these acquired businesses, to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of capital, which represents the blended after-tax costs of debt and equity. The impairment charges resulted in a $289.3 million write-down of goodwill and other intangible assets for fiscal year 2001. At December 30, 2001, there was no remaining goodwill balance associated with the acquisitions of JCA and Globe Y, and net other intangible assets totaled $12.3 million.

In 2002, the Company determined that it would discontinue new product development for certain high-speed radio-frequency products manufactured by JCA. As a result of this decision the Company expected that revenues from JCA’s telecom products would further decline. In addition, due to the continuing downturn in the telecommunications market, the Company expected that revenues from Globe Y products would be negligible and the Company made the decision to close the operations of Globe Y in August. In accordance with the Company’s policy, undiscounted cash flows indicated that the remaining intangible assets associated with these acquisitions were impaired. The Company calculated the impairment charges by comparing the expected discounted future cash flows to the carrying amount of the related intangible assets. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represents the blended after-tax costs of debt and equity. This analysis resulted in a $7.7 million write-down of intangibles in fiscal year 2002. As of December 29, 2002, the Company had $1.4 million remaining in an acquired intangibles related to the acquisition of JCA and no remaining acquired intangibles related to the acquisition of Globe Y.

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NEW FOCUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(a) 3.  Exhibits

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(11)	Bylaws of the Registrant, as amended.

4.1(1)	Form of stock certificates.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	2000 Director Option Plan and form of agreement thereunder.

10.5(3)	2001 Stock Plan.

10.6(1)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.7(1)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.8(1)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.9(4)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.10(5)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.11(5)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.12(6)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.13(7)	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.14(7)	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.15(7)	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

10.16(8)	Severance Agreement and Release by and between Registrant and Peter Hansen, effective as of September 27, 2002.

10.17(9)	Severance Agreement and Release by and between Registrant and Elaine Fortier, dated June 23, 2002.

10.18(8)	Reimbursement Agreement by and between Registrant and Dr. Timothy Day, dated as of October 1, 2002.

10.19(11)	Employment Agreement by and between Registrant and Nicola Pignati, dated as of August 28, 2002, as amended March 18, 2003.

10.20(11)	Form of Stock Option Agreement entered into by and between Registrant and Nicola Pignati as of August 28, 2002.

10.21(11)	Form of Stock Option Agreement entered into by and between Registrant and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002.

10.22(8)	Amendment to Non-statutory Stock Option Agreement by and between Registrant and R. Clark Harris, dated as of October 10, 2002.

13.1(10)	Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders.

21.1(11)	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit Number	Description

23.2	Consent of Financial Strategies Consulting Group, LLC.

24.1(12)	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(2)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 18, 2002. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002.
(4)	Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 18, 2000.
(5)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
(9)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(10)	Filed with the Securities and Exchange Commission on April 11, 2003.
(11)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.
(12)	Incorporated by reference to Exhibit 24.1 from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 30th day of January 2004.

NEW FOCUS, INC.

By:	/s/ NICOLA PIGNATI
Nicola Pignati President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ NICOLA PIGNATI Nicola Pignati	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2004

/s/ WILLIAM L. POTTS, JR. William L. Potts, Jr.	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 30, 2004

* Dr. Peter F. Bordui	Director	January 30, 2004

* John Dexheimer	Director	January 30, 2004

* Dr. Winston Fu	Director	January 30, 2004

* Don G. Hallacy	Director	January 30, 2004

*By:	/S/ NICOLA PIGNATI

Nicola Pignati Attorney-in-fact

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(11)	Bylaws of the Registrant, as amended.

4.1(1)	Form of stock certificates.

10.1(1)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(3)	2000 Stock Plan.

10.3(3)	2000 Employee Stock Purchase Plan.

10.4(2)	2000 Director Option Plan and form of agreement thereunder.

10.5(3)	2001 Stock Plan.

10.6(1)	Lease Agreement between Registrant and Silicon Valley Properties dated December 23, 1999.

10.7(1)	Shenzhen Real Estate Sales and Purchase Contract by and between the Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.8(1)	Shenzhen Futian Free Trade Zone Premises lease by and between Registrant and Shenzhen Libaoyi Industry Development Co., Ltd., dated April 6, 2000.

10.9(4)	Lease Agreement between Registrant and Lincoln-RECP Hellyer Opco, LLC, a Delaware LLC, dated May 15, 2000.

10.10(5)	Lease Agreement between Registrant and Boyd C. Smith, Trustee, or his Successor Trustee, UTA dated 12/27/76 (John Arrillaga 1976 Children Trusts) as amended, dated March 30, 1995.

10.11(5)	Lease Agreement by and between Registrant and PEGH Investments, LLC, dated January 9, 2001.

10.12(6)	Preferred Stock Rights Agreement, dated July 26, 2001.

10.13(7)	Employment Agreement between Registrant and R. Clark Harris, dated October 10, 2001.

10.14(7)	Compensation Agreement between Registrant and Peter Hansen, dated December 20, 2001.

10.15(7)	Stock Exchange Agreement and Release between Registrant and Peter Hansen, dated January 10, 2002.

10.16(8)	Severance Agreement and Release by and between Registrant and Peter Hansen, effective as of September 27, 2002.

10.17(9)	Severance Agreement and Release by and between Registrant and Elaine Fortier, dated June 23, 2002.

10.18(8)	Reimbursement Agreement by and between Registrant and Dr. Timothy Day, dated as of October 1, 2002.

10.19(11)	Employment Agreement by and between Registrant and Nicola Pignati, dated as of August 28, 2002, as amended March 18, 2003.

10.20(11)	Form of Stock Option Agreement entered into by and between Registrant and Nicola Pignati as of August 28, 2002.

10.21(11)	Form of Stock Option Agreement entered into by and between Registrant and each of William L. Potts, Jr. and Dr. Timothy Day and each dated September 16, 2002.

10.22(8)	Amendment to Non-statutory Stock Option Agreement by and between Registrant and R. Clark Harris, dated as of October 10, 2002.

13.1(10)	Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders.

21.1(11)	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

23.2	Consent of Financial Strategies Consulting Group, LLC.

Exhibit Number	Description

24.1(12)	Power of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S- 1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(2)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on July 18, 2002. The form of agreement thereunder is incorporated by reference from our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 17, 2000.
(3)	Incorporated by reference from our registration statement on Form S-8 filed with the Securities and Exchange Commission on April 26, 2002.
(4)	Incorporated by reference from our post-effective amendment to our registration statement on Form S-1, registration number 333-31396, declared effective by the Securities and Exchange Commission on May 18, 2000.
(5)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2001.
(6)	Incorporated by reference from our registration statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2001.
(7)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.
(8)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.
(9)	Incorporated by reference from our report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(10)	Filed with the Securities and Exchange Commission on April 11, 2003.
(11)	Incorporated by reference from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.
(12)	Incorporated by reference to Exhibit 24.1 from our report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003.